Form 10-Q
period 1996-03-31
TELEBANC FINANCIAL CORP
filed 1996-05-15
CIK 920986

                        TELEBANC FINANCIAL CORPORATION




                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended March 31, 1996

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File No. 33-76930

                      TELEBANC FINANCIAL CORPORATION
                      ------------------------------
          (Exact name of registrant as specified in its charter)


             Delaware                                  13-3759196
             --------                                  ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)


            1111 N. Highland Street, Arlington, Virginia 22201
            --------------------------------------------------
            (Address of principal executive office) (Zip code)

                            (703) 247-3700
                            --------------
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No
                               ---     ---

Indicate the number of shares outstanding for the issuer's classes of common stock, as of April 17, 1996.

   $.01 par value of common stock                                2,049,500
   ------------------------------                                ---------
            (class)                                            (outstanding)

                      TELEBANC FINANCIAL CORPORATION


                               FORM 10-Q



Part I -- Financial Information                                            Page
- - -------------------------------                                            ----

Consolidated Statements of Financial Condition -- March 31, 1996 and          3
     December 31, 1995

Consolidated Statements of Operations -- Three months ended March
     31, 1996 and 1995                                                        5

Consolidated Statements of Changes in Stockholders' Equity -- Three
     months ended March 31, 1996 and 1995                                     8

Consolidated Statements of Cash Flows -- Three months ended March
     31, 1996 and 1995                                                        9

Notes to Consolidated Financial Statements                                   12

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   13

Part II -- Other Information                                                 21
- - ----------------------------

Signatures                                                                   22

                          TELEBANC FINANCIAL CORPORATION

                  Consolidated Statements of Financial Condition

                   (Dollars in Thousands, Except Per Share Data)


                                                    unaudited
Assets:                                             March 31,      December 31,
                                                      1996             1995
                                                      ----             ----

Cash and amounts due from depository
  institutions                                       $ 1,485         $ 2,817
Interest-bearing deposits                              1,177           5,243
Federal funds sold                                       465             905
                                                         ---             ---
     Total cash and cash equivalents                   3,127           8,965

Investment securities available for sale,
  at fair value                                       44,066          40,058
Mortgage-backed securities available for
  sale, at fair value                                257,904         234,210
Loans receivable, net                                253,177         248,667
Real estate acquired through foreclosure               1,166             790
Accrued interest receivable                            4,648           4,377
Premises and equipment, net                            2,319           2,229
Stock in Federal Home Loan Bank of
  Atlanta, at cost                                     5,275           5,275
Acquisition costs, goodwill, and core
  deposit premium                                        402             415
Deferred financing costs                               1,035           1,066
Other assets                                           7,495           7,891
                                                       -----           -----
                                                   $ 580,614       $ 553,943
                                                  ==========       ==========


                               (continued)

                      TELEBANC FINANCIAL CORPORATION

                 (Dollars in Thousands, Except Per Share Data)

                                               unaudited
                                                March 31,          December 31,
  Liabilities and Stockholders' Equity:           1996                 1995
                                                  ----                 ----

Liabilities:
Deposits                                      $  331,662            $ 306,500
Advances from the Federal Home
  Loan Bank of Atlanta                           105,500              105,500
Securities sold under agreements
  to repurchase                                   92,508               93,905
Subordinated debt, net of original
  issue discount                                  16,518               16,496
Advances from borrowers for taxes
  and insurance                                      258                  521
Accrued interest payable                           3,056                2,682
Accrued expenses and other liabilities             8,677                6,774
Commitments and contingencies                        --                   --
                                                     --                   --
          Total liabilities                      558,179              532,378
                                                 -------              -------

Stockholders' equity:
Common stock, $.01 par value, 3,500,000
  shares authorized;  2,049,500 issued
  and outstanding at March 31, 1996 and
  December 31, 1995                                   20                   20
Additional paid-in capital                        14,637               14,637
Retained earnings                                  6,002                5,353
Unrealized gain on securities available
  for sale, net of taxes                           1,776                1,555
                                                   -----                -----
          Total stockholders' equity              22,435               21,565
                                                  ------               ------

                                             $   580,614          $   553,943
                                             ===========          ===========

          See accompanying notes to consolidated financial statements.

                      TELEBANC FINANCIAL CORPORATION

                  Consolidated Statements of Operations
                (Dollars in Thousands, Except Share Data)
                                 unaudited
                                                          Three Months Ended
                                                               March 31,

                                                        1996               1995
                                                        ----               ----
Interest income:
     Mortgage loans                                  $ 5,296            $ 3,482
     Mortgage-backed and related securities            4,948              4,684
     Investment securities available for sale            875                403
     Other interest income                                12                 84
                                                       -----               ----
           Total interest income                      11,131              8,653
                                                      ------              -----

Interest expense:
     Deposits                                          4,868              3,707
     Advances from the Federal Home Loan Bank
       of Atlanta                                      1,464              1,449
     Reverse repurchase agreements                     1,386              1,357
     Other borrowed money                                120                146
     Subordinated debt                                   519                496
                                                         ---                ---
          Total interest expense                       8,357              7,155
                                                       -----              -----

          Net interest income                          2,774              1,498

Provision for loan and mortgage related
   security losses                                      419                309
                                                        ---                ---

          Net interest income after provision
          for loan and mortgage related
          security losses                             2,355              1,189
                                                      -----              -----

Non-interest income:
     Loan fees and service charges                      348                 18
     Gain on sale of mortgage-backed
       securities and investment securities
       available for sale                               241                 --
     Profit on trading account                           --                617
     Other                                               16                (5)
                                                         --                ---
        Total non-interest income                       605                630
                                                       ----               ----

                                  (continued)

                      TELEBANC FINANCIAL CORPORATION

              (Dollars in Thousands, Except Per Share Data)
                                unaudited

                                                          Three Months Ended
                                                               March 31,

                                                        1996               1995
                                                        ----               ----

Non-interest expenses:
   General and administrative expenses:
      Compensation and employee benefits               $ 924               $760
      Office occupancy and equipment                     109                 96
      Federal insurance premiums                         168                111
      Professional services                              329                176
      Other                                              149                105
                                                         ---                ---

        Total general and administrative expenses      1,679              1,248
                                                       -----              -----

  Other non-interest expenses:
    Net cost of operation of real estate acquired
      through foreclosure, including provision
      for losses                                         10                 42
    Amortization of cost over fair value of net
      assets acquired and other intangibles             260                 13
    Amortization of deferred financing costs             30                 32
                                                         --                 --

    Total other non-interest expenses                   300                 87
                                                        ---                ---

          Total non-interest expenses                 1,979              1,335
                                                      -----              -----
          Income before income tax                      981                484

    Income tax expense                                  332                164
                                                        ---                ---
          Net income                                $   649            $   320
                                                    =======            =======


                                  (continued)

                           TELEBANC FINANCIAL CORPORATION

                     (Dollars in Thousands, Except Per Share Data)
                                     unaudited

                                                          Three Months Ended
                                                               March 31,

                                                        1996               1995
                                                        ----               ----
Earnings per share:

          Net income                                   $ .31              $ .16
                                                         ===                ===
          Weighted average shares outstanding      2,068,314          2,049,500
                                                   =========          =========



              See accompanying notes to consolidated financial statements.

                        TELEBANC FINANCIAL CORPORATION

          Consolidated Statements of Changes in Stockholders' Equity

              For the three months ended March 31, 1996 and 1995

                             (Dollars in Thousands)
                                    unaudited

                                                                                                Unrealized
                                                                                               Gains/Losses
                                                                   Additional                   on Available
                                                       Common        Paid-in       Retained       for Sale
                                                        Stock        Capital       Earnings      Securities      Total
                                                       ------       ---------     ----------    ------------     -----

Balances at December 31, 1994                           $ 20        $ 14,637        $ 2,633        $ (262)     $ 17,028

Net income for the year ended December 31, 1995           --              --          2,720            --         2,720

Unrealized Gain on Available for Sale Securities, net
 of tax effect                                            --              --             --          1,817        1,817
                                                         ---             ---            ---         ------       ------

Balances at December 31, 1995                           $ 20        $ 14,637        $ 5,353        $ 1,555     $ 21,565

Net income for the three months ended
 March 31, 1996                                           --              --            649             --          649


Unrealized Gain on Available for Sale Securities,
 net of tax effect                                         --              --             --            221          221
                                                         ---             ---            ---            ---          ---


Balances at March 31, 1996                              $ 20        $ 14,637       $  6,002       $   1,776   $  22,435
                                                          ==          ======          =====           =====    ========


        See accompanying notes to consolidated financial statements.

                       TELEBANC FINANCIAL CORPORATION

                    Consolidated Statements of Cash Flows

                           (Dollars in thousands)
                                 unaudited

                                                                             Three Months Ended
                                                                             ------------------
                                                                                 March 31,
                                                                          1996                1995
                                                                          ----                ----
Cash flows from operating activities:
Net income                                                               $ 649               $ 320
Adjustments to reconcile net income to net cash provided (used)
 by operating activities:
     Amortization of excess of purchase price over fair value of
      net assets acquired                                                   --                  13
     Amortization of premiums, discounts and fees on loans and
      mortgage-backed and related securities                              (308)               (703)
     Net amortization (accretion) of premiums and discounts on
      investment securities                                                169                  --
     Provision for loan and mortgage related security losses               419                 309
     Provision for losses on real estate acquired through fore-
      closure and real estate held for sale                                 --                   4
     Gain on sales of investment securities                               (241)                 --
     Loss on mark-to-market of trading account                              --                  23
     Gain on trading account                                                --                (641)
     Depreciation and amortization of premises and equipment                37                 101
     Gain on sale or real estate owned                                     (22)                 --
     Interest credited to deposits                                        4,868              1,981
     Stock dividends from Federal Home Loan Bank of Atlanta                  --                (93)
     Amortization of goodwill and other intangible assets                    14                 --
     Change in assets and liabilities
           Decrease (increase) in accrued interest receivable               125               (357)
           Increase in other assets                                          --                (60)
           Decrease in deferred financing costs                              31                 32
           Net (decrease) increase in advances from borrowers for
             taxes and insurance                                          (264)                778
           Increase in accrued expenses and other liabilities             2,484                975
           (Decrease) increase in deferred income taxes payable           (332)                404
           Decrease in deferred loans fees                                  (2)                 (3)

           Decrease in current income taxes payable                       (488)               (232)
                                                                          -----               -----
Net cash provided by operating activities                                7,139               2,851
                                                                        -------              ------

                                   (continued)

                          TELEBANC FINANCIAL CORPORATION

                              (Dollars in thousands)
                                    unaudited

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                    1996                  1995
                                                                    ----                  ----
Cash flows from investing activities:
     Mortgage loan originations                                   $ (25)                 $ (98)
     Mortgage loans purchased                                   (22,331)               (39,150)
     Proceeds from sale of mortgage loans available for sale      5,659                     --
     Principal payments on loans and mortgage-backed and
          related securities                                     23,175                 13,688
     Purchases of mortgage-backed and related securities        (39,614)               (32,872)
     Proceeds from sale of  mortgage-backed securities
          available for sale                                      5,793                  2,289
     Purchases of investment securities held to maturity           --                   (1,336)
     Proceeds from the maturity of investment securities held
          to maturity                                              --                    1,122
     Purchases of investment securities available for sale      (47,210)                    --
     Proceeds from sale or maturity of investment securities
          available for sale                                     42,784                     --
     Proceeds from sale of securities purchased under
          agreement to resell                                      --                    1,181
     Increase in stock of the Federal Home Loan Bank               --                      193
     Proceeds from sale of real estate acquired through
          foreclosure                                              --                       --
     Purchase of premises and equipment                            (127)                  (354)
                                                                 -------                  -----
          Net cash used in investing activities                 (31,896)               (55,337)
                                                                --------               --------


                                   (continued)

                           TELEBANC FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows (continued)
                               (Dollars in thousands)
                                      unaudited

                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                               1996                 1995
                                                                                               ----                 ----
Cash flows from financing activities:
     Net increase in demand deposits and passbook savings accounts                             $ 17,133           $ (1,673)
     Net increase in deposits, net of interest credited                                           3,161              41,142
     Net increase in subordinated debt                                                               22                  --
     Increase in advances from Federal Home Loan Bank of Atlanta                                     --              40,800
     Payment on advances from Federal Home Loan Bank of
       Atlanta                                                                                       --            (40,800)
     Net (decrease) increase in securities sold under agreements
       to repurchase                                                                            (1,397)              15,280
     Dividends paid on common stock                                                                  --                  --
     Dividends paid on preferred stock                                                               --                  --
                                                                                                     --

Net cash provided by financing activities                                                        18,919              54,749
                                                                                                 ------              ------

Net (decrease) increase in cash and cash equivalents                                            (5,838)               2,263

Cash and cash equivalents at beginning of period                                                  8,965               6,078
                                                                                                  -----               -----
Cash and cash equivalents at end of period                                                        3,127               8,341
                                                                                                  =====               =====

Supplemental information:

Interest paid on deposits and borrowed funds                                                      3,988               2,504
Income taxes paid                                                                                    37                  46
Transfers from loans to real estate acquired through foreclosures                                   596                  --
Gross unrealized gain on available for sale securities                                              368                 130
Tax effect of gain on available for sale securities                                               (147)                (52)



        See accompanying notes to consolidated financial statements.

                      TELEBANC FINANCIAL CORPORATION

                Notes to Consolidated Financial Statements
                For the Three Ended March 31, 1996 and 1995

Note 1. Basis of Presentation

     TeleBanc Financial Corporation, (the "Company") was incorporated on January 26, 1994 and in March, 1994 became the direct savings and loan holding company parent of TeleBank (the "Bank"), formerly known as Metropolitan Bank for Savings, F.S.B. The primary business of the Company is the business of the Bank. The Bank is a federally chartered savings bank, deposit accounts in which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The consolidated financial statements include accounts of TeleBanc Financial Corporation and its wholly-owned subsidiary, the Bank.

     The financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition of the Company as of March 31, 1996 and the results of consolidated operations for the three months ended March 31, 1996 and 1995. The results of consolidated operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1995, included in the Company's Annual Report to Stockholders for 1995, should be read in conjunction with these statements.

Note 2.  Earnings per share

     Earnings per common share are computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. The year to date weighted average number of common shares outstanding was 2,068,314 and 2,049,500 for the Company at March 31, 1996 and 1995, respectively. Weighted average shares outstanding also include common stock equivalents which consist of outstanding stock options and warrants, if such options or warrants are dilutive.

                         TELEBANC FINANCIAL CORPORATION

                     Management's Discussion and Analysis of
             Financial Condition and Results of Operations, as of and for
                      the Three Months Ended March 31, 1996

     This discussion and analysis includes descriptions of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

Financial Condition (March 31, 1996 compared to December 31, 1995)

     The Company's total assets increased by $26.7 million or 4.8% from $553.9 million at December 31, 1995 to $580.6 million at March 31, 1996. The increase in total assets primarily reflects increases in mortgage-backed securities available for sale of $23.7 million, or 10.1%, loans receivable, net of $4.5 million, or 1.8%, and investment securities available for sale of $4.0 million, or 10.0%. These increases were offset by a decrease of $5.8 million in interest-bearing deposits. Mortgage-backed and related security purchases were comprised of 91.6% privately issued, mortgage pass-through securities and 8.4% agency securities. Scheduled maturities for fixed rate and adjustable rate mortgage-backed securities were approximately 287 and 269 months, respectively. In accordance with liquidity requirements, the Company purchased qualifying corporate bonds and agency securities during the first three months of 1996 evidenced by the increase in both investment securities available for sale and mortgage backed securities available for sale. The Company continues to gather deposits on a nationwide basis by the direct marketing of money market accounts certificates of deposit. As a result of these efforts, deposits increased by $25.2 million, or 8.2% from $306.5 million at December 31, 1995 to $331.7 million at March 31, 1996. The average contractual term for the new time deposits gathered in the three months ended March 31, 1996 was approximately 26 months with an average percentage yield of 5.5%. As in 1995, the Company has continued to focus on building core deposit accounts. As a result of these efforts, money market checking and money market savings accounts have increased 24.3% from $74.7 million at December 31, 1995 to $92.9 million at March 31, 1996. During the first quarter of 1996, approximately $4.9 million of interest was credited to accounts while deposits exceeded withdrawals by $20.3 million. Federal Home Loan Bank advances remained stable at $105.5 million at March 31, 1996. As of March 31, 1996, the weighted average interest rate and weighted average maturity for Federal Home Loan Bank advances was 5.6% and 481 days, respectively. Securities sold under agreements to repurchase decreased slightly by $1.4 million or (1.5)% from $93.9 million at December 31, 1995 to $92.5 million at March 31, 1996. As of March 31, 1996, the weighted average interest rate and weighted average maturity for securities sold under agreements to repurchase was 5.6% and 81 days, respectively. As of March 31, 1996, subordinated debt, net of original issue discount was $16.5 million with a coupon rate of 11.5%.

                      TELEBANC FINANCIAL CORPORATION


     Stockholders' equity increased $870,000, from $21.6 million at December 31, 1995 to $22.4 million at March 31, 1996. The increase is attributed to $649,000 in net income for the three months ended March 31, 1996 and an unrealized gain on securities available for sale, net of deferred taxes, of $221,000, which affects the Company's capital but does not impact the statement of operations.

     The growth in total assets reflects the Company's efforts to invest and leverage the $21.9 million of net proceeds from its initial public offering in June 1994. The result has been a growth in total assets from $221.1 million at December 31, 1993 to $580.6 million at March 31, 1996. This growth has been supported by increasing total deposits from $113.1 million at December 31, 1993 to $331.7 million at March 31, 1996 and total other liabilities from $94.8 million at December 31, 1993 to $226.5 million at March 31, 1996. The Company does not anticipate continued growth of total assets and associated liabilities at rates comparable to recent periods.

                         TELEBANC FINANCIAL CORPORATION


     The consolidated average balance sheets, along with income and expense and related interest yields and rates at March 31, 1996 and 1995 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which saving institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.



                                          Quarter ended March 31, 1996           Quarter ended March 31, 1995
                                   --------------------------------------------------------------------------------

                                                      Interest                           Interest
(Dollars in thousands)                  Average        Income/    Average     Average     Income/       Average
    unaudited                           Balance        Expense   Yield/Cost   Balance     Expense      Yield/Cost
                                        -------        -------  -----------  ----------  ---------    -----------
Loans receivable, net                  $243,227         $5,296      8.71%     $167,075      $3,482          8.34%
Mortgage-backed and related securities       --             --        --       226,406       4,426          7.82
Investment securities                        --             --        --        10,780         105          3.90
Mortgage-backed and related securities
 available for sale                     245,822          4,874      7.93        13,258         258          7 78
Investment securities available for sale 54,564            898      6.58        10,888         179          6.59
Federal funds sold                          859             10      4.66           757          10          5.28
Investment in FHLB                        5,275            153     11.60         5,275         153         11.60
Trading account                              --             --        --         2,386          58          9.67
                                         ------         --------   -----        ------        ----         -----
Non-interest-earning assets            $ 15,020                               $15,913       $8,671          7.94%
                                       --------                               -------
Total Assets                           $564,767                              $452,738
                                       ========                              ========

Interest-bearing liabilities:
Savings deposits                        $87,161        $ 1,001      4.57%       14,492        $184          5.15%
Time deposits                           236,360          3,867      6.51       214,601       3,523          6.66
FHLB advances                           105,500          1,584      5.88        99,921       1,596          6.39
Other borrowings                         93,040          1,386      5.83        84,817       1,357          6.40
Subordinated debt, net                   16,504            519     12.58        17,250         496         11.50
                                         ------          -----    ------       -------       -----        ------
  Total interest-bearing liabilities   $538,565         $8,357      6.14%     $431,081      $7,156          6.64%

Non-interest-bearing liabilities         $5,656                                 $4,214
                                         ------                                 ------
Total liabilities                      $544,221                               $435,295

Stockholders' equity                    $20,546                                $17,444
                                       --------                               --------
Total liabilities and stockholders'
  equity                               $564,767                               $452,739
                                       ========                               ========
Excess of interest-earning assets over
  interest-bearing liabilities/net
  interest income/interest rate spread  $11,182         $2,874      2.03%       $7,005      $1,516         1.30%
                                        =======          =====      ====         =====       =====         ====
Net yield on interest earning assets                                2.09%                                  1.40%
Ratio of interest-earning assets to                                 ====                                   ====
  interst-bearing liabilities                                     102.08%                                101.63%
                                                                  ======                                 ======

                                                   15

                         TELEBANC FINANCIAL CORPORATION

Results of Operations for the Three Months ended March 31, 1996 and 1995

         Net Income. Net income for the three months ended March 31, 1996 was $649,000 comparied to $320,00 for the three months ended March 31, 1995. Net income for the three months ended March 31, 1996 consisted primarily of $2.8 million in net interest income and $605,000 in non-interest income, primarily due to a gain on the sale of a corporate debt security and loan fee income from purchased mortgage servicing rights, reduced by $419,000 in provision for loan and mortgage-related security losses and $1.7 million in general and administrative expenses. Net income for the three months ended March 31, 1995 consisted primarily of $1.5 million of net interest income and $617,000 of profit on trading account, reduced by $309,000 in provision for loan and mortgage related security losses and $1.2 million in general and administrative expenses.

         Net Interest Income. Net interest income was $2.8 million and $1.5 million for the three months ended March 31, 1996 and 1995, respectively, reflecting an annualized interest rate spread of 2.03% and 1.30% for the three months ended March 31, 1996 and 1995, respectively. In the quarter ending March 31, 1996, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 8.17% as compared to 7.94% for the same period in 1995. Average interest-earning assets were $549.7 million and $436.8 million for the quarters ending March 31, 1996 and 1995, respectively. Average interest bearing liabilities were $538.6 million and $431.1 million for the quarters ending March 31, 1996 and 1995, respectively. Total interest-bearing liabilities cost 6.14% in the first quarter of 1996 as compared to 6.64% in the same period in 1995. The decrease in the cost of interest-bearing liabilities reflects decreases in the interest rates paid on savings and time deposits and other borrowings. As total liabilities have grown, the subordinated debt, a stable and relatively expensive source of funds, has become a smaller percentage of total liabilities, thereby decreasing average interest costs. Net yield on interest-earning assets for the quarter ending March 31, 1995 increased 73 basis points over the same quarter in 1995.

     Provision for Loan and Mortgage Related Security Losses. Total provision for loan and mortgage related security losses increased $110,000 or 35.6% from $309,000 for the three months ending March 31, 1995 to $419,000 for the three months ending March 31, 1996. The increase in the provision for loan and mortgage related security losses reflects management's intent to provide prudent reserves for potential loan and mortgage related security losses. During the quarter ended March 31, 1996, the Company provided additional general reserves for loan acquisitions and unrated whole loan securities and charged off $19,000 on a one to four family mortgage loan. The provision for the first quarter of 1995 was primarily attributable to an increase in reserves for a commercial loan removed from non-accrual status and for general reserves on approximately $39.2 million in loan acquisitions in accordance with the Company's loan loss reserve policy. The Company also maintains an allowance for mortgage related security losses against certain mortgage backed securities for which the Company has credit risk on the underlying loans. The total loan loss allowance at March 31, 1996 and December 31,

                         TELEBANC FINANCIAL CORPORATION

1995 was $2.6 million and $2.2 million, respectively, which was 0.9% and 1.0%, respectively, of total loans outstanding.

         Non-Interest Income. Total non-interest income decreased by $25,000 from $630,000 for the three months ended March 31, 1995 to $605,000 for the three months ended March 31, 1996. Non-interest income for the first quarter of 1996 consisted of a $241,000 net gain from the sale of a corporate bond held for liquidity purposes and $348,000 on purchased mortgage servicing rights fee income. Total non-interest income at March 31, 1995 primarily reflects the Company's restructuring of a mortgage-backed security with underlying collateral of one-to-four family dwellings during the first quarter of 1995, resulting in a $641,000 gain. Management purchased the mortgage-backed security in 1995 and subsequently enhanced the credit through the purchase of insurance.

     Non-Interest Expenses. Total non-interest expenses increased by $644,000 from $1.3 million for the three months ended March 31, 1995 to $2.0 million for the three months ended March 31, 1996. The increase results from a $431,000 increase in general and administrative expenses attributable to a compensation bonus accrual of $250,000, increased federal insurance premiums of $57,000 due to a larger deposit base, and a $124,000 increase in professional and other services for a marketing campaign which management believes will ultimately enhance core franchise value. Other non-interest expenses increased by $213,000 due to the amortization of purchased mortgage servicing rights. It is the Company's compensation policy to pay a combination of salary and highly incentivized additional compensation consisting of bonuses based on the overall Company performance and individual performance. Annualized general and administrative expenses net of bonuses as a percentage of assets for the three months ended March 31, 1996 and 1995 was 0.99% and 0.82%, respectively. Annualized general and administrative expenses as a percentage of assets for the three months ended March 31, 1996 and 1995 was 1.16% and 0.90%, respectively.


     The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Deposit insurance premiums to both the SAIF and the Bank Insurance Fund ("BIF") of the FDIC were identical when both funds were created in 1989, with an eight cent differential between premiums paid by well-capitalized institutions and the premiums paid by under-capitalized institutions (23 cents to 31 cents per $100 of assessable deposits). Such premiums were set to facilitate each fund achieving its designated reserve ratios. As each fund achieves its designated reserve ratio, however, the FDIC has the authority to lower the premium assessments for that fund to a rate that would be sufficient to maintain the designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and approved lower BIF premium rates for deposit insurance by the BIF for all but the riskiest institutions. Under the new BIF deposit insurance premium schedule, deposit insurance premiums range from a low of four cents per $100 of assessable deposits for well-capitalized institutions to 31 cents per $100 of assessable deposits for under-capitalized institutions. Because the SAIF remains significantly below its designated reserve ratio, insurance premiums for assessable SAIF deposits were not reduced by this recent FDIC action.

                         TELEBANC FINANCIAL CORPORATION


     The current financial condition of the SAIF has resulted in the introduction of various legislation in both the United States Senate ("Senate") and the United States House of Representatives ("House") to recapitalize the SAIF and then to merge SAIF into BIF. Both the Senate and the House legislation, as currently proposed, would generally impose a special one-time assessment of approximately 85 cents to 90 cents per $100 of assessable SAIF deposits, which would apply retroactively to approximately $269.6 million of assessable SAIF deposits at the Bank at June 30, 1995 (e.g., a special assessment of $2.3 million to $2.4 million before giving effect to applicable tax rates). After the special assessment, it is proposed that SAIF premium rates would then become the same as BIF rates until the funds are merged. The Company is unable to predict whether this legislation will be enacted or the amount or the applicable retroactive date of any one-time assessment or the rates that would then apply to assessable SAIF deposits.

     Income Tax Expense. The effective tax rate for the quarter ended March 31, 1996 was 33.8% compared to 33.9% for the quarter ended March 31, 1995. The income tax expense for the quarter ended March 31, 1996 was $332,000 compared to $164,000 for the quarter ended March 31, 1995. The Company carried a deferred tax payable of $1.4 million on its Consolidated Statement of Financial Condition as of March 31, 1996.


Liquidity


     Liquidity is the ability of the Company to generate cash flows sufficient to fund operations and to meet present and future financial obligations to borrowers and depositors in a timely manner. Cash flows from operating activities, consisting primarily of interest received less interest paid on deposits and borrowings, were $7.1 million and $2.9 million for the three months ended March 31, 1996 and 1995, respectively. Net cash flow used in investing activities (primarily purchases of mortgage-backed and related securities and mortgage loans, offset by principal payments on loans and mortgage-backed and related securities and proceeds from sale or maturity of investment securities) was $31.9 million and $55.3 million for the three months ended March 31, 1996 and 1995, respectively. The decrease in cash used in investing activities for the three months ended March 31, 1996 reflects an increase in principal payments on loans and mortgage-backed securities and proceeds from the sale of investment securities, offset by an increase in the amount of mortgage loans and investment securities purchased. Net cash provided by financing activities (primarily net activity in deposits and borrowings) were $18.9 million and $54.7 million for the three months ended March 31, 1996 and 1995, respectively. The decrease in net cash provided by financing activities for the three months ended March 31, 1996 reflects lower growth in 1996 as compared to 1995. The total net (decrease) increase in cash and cash equivalents was $(5.8) and $2.3 for the three months ended March 31, 1996 and 1995, respectively.

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-

                         TELEBANC FINANCIAL CORPORATION

backed securities, and proceeds from sales and maturities of mortgage-backed and related securities and investment securities. Investment maturities, and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company also accesses FHLB advances, and has utilized securities sold under agreements to repurchase.

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 5.0%. At March 31, 1996, the Bank's liquidity ratio was 5.46%.

     In the second quarter of 1994, the Company completed its initial public offering, raising an aggregate of $21.9 million through the issuance of common stock and subordinated notes with warrants. The subordinated debt represents a stable, although relatively expensive, source of funds. Upon completion of the offering, the Company invested $15 million of the proceeds as capital of the Bank. On an unconsolidated basis, the Company had liquid assets of $5.2 million and subordinated debt of $16.5 million at March 31, 1996. The annual expense to service the debt is $2.0 million. Subject to regulatory limitations, the Bank will dividend this balance to the Company to service the debt. Savings institutions such as the Bank which have capital in excess of all fully phased-in capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. Under terms of the indenture pursuant to which the subordinated notes were issued, the Company presently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $2.0 million, which represents 100% of the aggregate interest expenses for one year on the subordinated debt.

     The Company's most liquid assets are cash and cash equivalents, which include investments in liquid short-term investments and federal funds sold with maturities of three months or less. The levels of these assets are dependent upon the Company's operating, financing, and investing activities during any given period. Cash equivalents totaled $3.1 million and $8.0 million as of March 31, 1996 and December 31, 1995, respectively. As of March 31, 1996, the Company had commitments to purchase $22.3 million in mortgage pool securities. Also, certificates of deposit which are scheduled to mature in less than one year as of March 31, 1996 totaled $35.9 million.

     In the normal course of business, the Company makes various commitments to extend credit and incurs contingent liabilities which are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION


Capital Resources

     Capital ratios at March 31, 1996 exceeded each of the three OTS capital requirements on a fully phased-in basis. The following table sets forth the actual and required minimum levels of regulatory capital for the Company under applicable OTS regulations as of March 31, 1996:


                Actual      Percent      Required      Percent        Excess
                ------      -------      --------      -------        ------
                                   (Dollars in thousands)


Core           $30,373       5.32%       $17,133        3.00%        $13,240
Tangible        30,353       5.32          8,566        1.50          21,787
Risk-based      32,617      11.94         21,852        8.00          10,765


Elimination of Federal Savings Association Charter

     Legislation has been introduced in the United State House of Representatives that would eliminate the federal savings association charter by January 1, 1998. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Under current tax law, if the Bank were to become a national or state bank, the Company would be required to become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") rather than by the OTS. Current rules and regulations of the Federal Reserve Board would subject the Company to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and impose statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. Also under current law, if the Bank were to become a national or state bank, it would be subject to recapture of its bad debt reserve. However, additional legislation has been introduced which would provide relief from such recapture if the Bank otherwise continued to meet certain conditions analogous to its current qualified savings institution status for federal tax purposes. The Company is unable to predict whether any such legislation will be enacted in its current or any other form.

Recent Developments

     Management has received regulatory approval for the Bank to establish and fund 50% of the capital commitment for a new entity, AGT Mortgage Services, LLC ("AGT"). AGT will service performing loans for a fee (including those held by TeleBank) and perform servicing and workout for troubled or defaulted loans for a fee. Operations commenced on May 1, 1996.

     In addition, management has received regulatory approval for the Bank to fund 50% of the capital commitment for a new entity, AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA will be its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA will acquire and collect delinquent consumer debt obligations for its own portfolio and may also service troubled consumer loans for third parties. It is anticipated that operations will commence in the second quarter of 1996.

     On May 2, 1996, the Bank entered into an Agreement to Assume Deposit Liabilities by and among First Commonwealth Savings Bank F.S.B. ("First Commonwealth"), First Commonwealth Financial Corp., John York, Jr. and the

                         TELEBANC FINANCIAL CORPORATION


Bank. Pursuant to this agreement, the Bank will assume certain brokered and telephone solicited deposit accounts of First Commonwealth, which deposits had a current balance of $53.1 million as of April 30, 1996. In the deposit assumption, First Commonwealth will pay the Bank the amount of the deposit liabilities assumed, plus the amount of the deposit liabilities (less certain renewals) multiplied by .25%. Also, if federal law is enacted or other federal action is taken requiring the payment by the Bank of a one-time fee to recapitalize the Savings Association Insurance Fund, First Commonwealth will pay the tax effected amount of that fee as to the deposits transferred, up to .527% of such deposits. The agreement may be terminated by the Bank following its completion of a corporate investigation of First Commonwealth by May 16, 1996, if the Bank reasonably determines that the business and operations of First Commonwealth relating to the deposit liabilities or the deposit liabilities are not substantially as represented and warranted on the date of the agreement.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the
employee  must  pay  to  acquire  the  stock.   Entities   electing  to  measure
compensation costs using the intrinsic value method must make pro forma disclosures, beginning after the effective date of January 1, 1996, of net income and earnings per share as if the fair value method had been applied. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting, therefore, the standard will not have an effect on the consolidated financial statements.



Part II -- Other Information

Item 6.        Exhibits and Reports on Form 8-K

          (a) Exhibits

               27. Financial Data Schedule

          (b) Reports on Form 8-K

               None.

                         TELEBANC FINANCIAL CORPORATION



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TeleBanc Financial Corporation
                                           ------------------------------
                                           (Registrant)


    Date:  May 14, 1996               By: /s/ Mitchell H. Caplan
          -------------------------       -------------------------------------
                                              Mitchell H. Caplan
                                              President



    Date:  May 14, 1996               By: /s/ Aileen Lopez Pugh
          -------------------------       -------------------------------------
                                              Aileen Lopez Pugh
                                              Executive Vice President
                                               Chief Financial Officer/Treasurer