Form 10-Q
period 1996-06-30
TELEBANC FINANCIAL CORP
filed 1996-08-14
CIK 920986

                         TELEBANC FINANCIAL CORPORATION

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                       For the quarter ended June 30, 1996

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                          Commission File No. 33-76930

                         TELEBANC FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     13-3759196
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

Indicate the number of shares outstanding for the issuer's classes of common stock, as of August 13, 1996.

  $.01 par value of common stock                               2,049,500
  ------------------------------                               ---------
            (class)                                          (outstanding)

                         TELEBANC FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


Part I -- Financial Information                                                                 Page
- -------------------------------                                                                 ----

Consolidated Statements of Financial Condition -- June 30, 1996 and December 31, 1995            3

Consolidated Statements of Operations -- Three and six months ended June 30, 1996 and
   1995                                                                                          5

Consolidated Statements of Changes in Stockholders' Equity -- Six months ended June
   30, 1996 and 1995                                                                             8

Consolidated Statements of Cash Flows -- Six months ended June 30, 1996 and 1995                 9

Notes to Consolidated Financial Statements                                                       11

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                 13

Part II -- Other Information
- ----------------------------

Item 4, Submission of Matters to Security Holders                                                22

Item 5, Other Information                                                                        22

Item 6, Exhibits and Reports on Form 8-K                                                         23

Signatures                                                                                       24

                         TELEBANC FINANCIAL CORPORATION

                 Consolidated Statements of Financial Condition

                  (Dollars in Thousands, Except Per Share Data)





                                                                   June 30,         December 31,
Assets:                                                              1996                1995
                                                                     -----               ----
                                                                   (unaudited)

Cash and amounts due from depository institutions                    $ 1,356        $    2,817
Interest-bearing deposits                                              2,840             5,243
Federal funds sold                                                       809               905
                                                                         ---               ---
     Total cash and cash equivalents                                   5,005             8,965

Investment securities available for sale, at fair value               60,897            40,058
Mortgage-backed securities available for sale, at fair value         216,206           234,210
Loans receivable, net                                                185,509           248,667
Loans receivable held for sale, lower of cost or market              106,563                --
Investment in Subsidiaries                                               925                --
Real estate acquired through foreclosure                               1,127               790
Accrued interest receivable                                            4,784             4,377
Premises and equipment, net                                            2,291             2,229
Stock in Federal Home Loan Bank of Atlanta, at cost                    6,325             5,275
Acquisition costs, goodwill, and core deposit premium                    390               416
Deferred charges                                                       1,003             1,066
Other assets                                                           8,797             7,890
                                                                       -----             -----

                                                                   $ 599,822         $ 553,943
                                                                     =======           =======

                                                                                     (continued)


                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)





                                                                         June 30,          December 31,
Liabilities and Stockholders' Equity:                                      1996                1995
                                                                           ----                ----
                                                                       (unaudited)
Liabilities:
Deposits                                                                 $ 346,257          $ 306,500
Advances from the Federal Home Loan Bank of Atlanta                        120,500            105,500
Securities sold under agreements to repurchase                              79,944             93,905
Subordinated debt                                                           16,541             16,496
Advances from borrowers for taxes and insurance                                627                521
Income taxes payable                                                         2,019              1,760
Accrued interest payable                                                     2,399              2,682
Other accrued expenses and other liabilities                                 8,555              5,014
                                                                             -----              -----

                                                                           576,842            532,378
                                                                           -------            -------

Stockholders' equity:
Common stock, $.01 par value, 3,500,000 shares authorized;
     2,049,500 issued and outstanding                                           20                 20
Additional paid-in capital                                                  14,637             14,637
Retained earnings, substantially restricted                                  6,760              5,352
Unrealized gain on securities available for sale, net of
     deferred tax                                                            1,563              1,556
                                                                             -----              -----

                           Total stockholders' equity                       22,980             21,565
                                                                            ------             ------

Commitments and contingencies

                                                                         $ 599,822          $ 553,943
                                                                           =======            =======


          See accompanying notes to consolidated financial statements.

                        TELEBANC FINANCIAL CORPORATION


                      Consolidated Statements of Operations

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                            Three Months Ended           Six Months Ended
                                                                                 June 30,                    June 30,
                                                                                 --------                    --------
                                                                           1996           1995           1996         1995
                                                                           ----           ----           ----         ----
Interest income:
     Mortgage loans and other loans                                     $ 5,570       $  4,339       $ 10,866     $  7,821
     Mortgage-backed and related securities                                  93          5,006            216        9,432
     Investment securities and interest-bearing deposits                    232            212            423          470
     Mortgage-backed and related securities available for sale            4,593            527          9,418          785
     Investment securities available for sale                               864            261          1,548          406
     Trading account assets                                                  --             57             --          115
     Repurchase agreements                                                   --             --              2           16
     Federal funds sold                                                      12             12             22           22
                                                                             --             --             --           --

           Total interest income                                         11,364         10,414         22,495       19,067
                                                                         ------         ------         ------       ------

Interest expense:
     Deposits                                                             4,915          4,181          9,783        7,888
     Advances from the Federal Home Loan Bank of Atlanta                  1,613          1,535          3,078        2,984
     Reverse repurchase agreements                                        1,278          1,747          2,664        3,104
     Other borrowed money                                                   124            147            244          293
     Subordinated debt                                                      519            541          1,037        1,037
                                                                            ---            ---          -----        -----

          Total interest expense                                          8,449          8,151         16,806       15,306
                                                                          -----          -----         ------       ------

          Net interest income                                             2,915          2,263          5,689        3,761

Provision for loan and mortgage related security losses                     200            353            619          661
                                                                            ---            ---            ---          ---

          Net interest income after provision for loan and
           mortgage related security losses                               2,715          1,910          5,070        3,100
                                                                          -----          -----          -----        -----

Non-interest income:
     Loan fees and service charges                                          109             22            457           40
     Gain on sale of loans held for sale                                    316             62            316           62
     Gain (loss) on sale of Mortgage-backed securities                    (133)            250          (132)          251
     Gain on sale of investment securities                                 (27)             47            214           47
     Loss on equity investment                                              (6)             --            (6)           --
     Gain on trading account                                                 --             17             --          634
     Other                                                                   32             14             47            8
                                                                             --             --             --            -

          Total non-interest income                                         291            412            896        1,042
                                                                            ---            ---            ---        -----
                                   (continued)

                       TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                        June 30,
                                                                           --------                        --------

                                                                      1996            1995            1996           1995
                                                                      ----            ----            ----           ----
Non-interest expenses:
     General and administrative expenses:
          Compensation and employee benefits                        $  864          $  809        $  1,788       $  1,569
          Office occupancy and equipment                               120             121             229            217
          Federal insurance premiums                                   175             114             344            225
          Professional services                                        301             293             629            469
          Other                                                        289             136             437            241
                                                                       ---             ---             ---            ---

               Total general and administrative expenses             1,749           1,473           3,427          2,721
                                                                     -----           -----           -----          -----

     Other non-interest expenses:
          Net operating costs (gain) of real estate acquired
             through foreclosure, including provision                   40              38              47             80
             for losses
          Amortization of acquisition costs, goodwill and
          core deposit premium                                           9               9             273             22
          Amortization of deferred charges                              32              32              63             64
          Other                                                         --              --              --             --
                                                                        --              --              --             --

               Total other non-interest expenses                        81              79             383            166
                                                                        --              --             ---            ---

                    Total non-interest expenses                      1,830           1,552           3,810          2,887
                                                                     -----           -----           -----          -----


          Income before income tax expense                           1,176             770           2,156          1,255

Income tax expense                                                     417             264             748            429
                                                                       ---             ---             ---            ---

          Net income                                                $  759          $  506        $  1,408         $  826
                                                                     =====           =====         =======          =====


                                                                                                               (continued)

                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                     Three Months Ended              Six Months Ended
                                                                           June 30,                      June 30,
                                                                           --------                      --------
                                                                      1996           1995           1996             1995
                                                                      ----           ----           ----             ----
Earnings per share:

          Net income                                               $   .35        $   .25        $   .65          $   .40

          Weighted average shares outstanding                    2,171,354      2,049,500      2,166,947        2,041,485
                                                                 =========      =========      =========        =========


          See accompanying notes to consolidated financial statements.

                      TELEBANC FINANCIAL CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity


                 For the six months ended June 30, 1996 and 1995

                             (Dollars in Thousands)

                                   (unaudited)


                                                                                         Unrealized
                                                                                         Gains/Losses
                                                            Additional                   on Available
                                                Common        Paid-in      Retained       for Sale
                                                 Stock        Capital      Earnings      Securities      Total
                                                 -----        -------      --------      ----------      -----
Balances at December 31, 1994                    $ 20        $ 14,637     $   2,633   $    (262)      $ 17,028


Net income for the six months ended                --              --           826           --           826
June 30, 1995

Unrealized Gain  (Loss) on Available
   for Sale Securities,  net of tax                --              --            --          294           294
                                                                                             ---           ---
   effect

Balances at June 30, 1995                        $ 20        $ 14,637      $  3,459       $   32      $ 18,148
                                                   ==          ======      ========           ==      ========



Balances at December 31, 1995                    $ 20        $ 14,637     $   5,352    $   1,556      $ 21,565

Net income for the six months ended                --              --         1,408           --         1,408
June 30, 1996

Unrealized Gain  (Loss) on Available
   for Sale Securities,  net of tax                --              --            --            7             7
                                                                                               -             -
   effect

Balances at June 30, 1996                        $ 20        $ 14,637      $  6,760      $ 1,563      $ 22,980
                                                 ====        ========      ========      =======      ========

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                             (Dollars in thousands)

                                   (unaudited)

                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                         1996                1995
                                                                                         ----                ----

     Net cash provided by operating activities                                           13,576               3,451

Cash flows from investing activities:
     Mortgage loan originations                                                           $ (25)             $ (395)
     Mortgage loans purchased                                                           (90,352)            (56,816)
     Proceeds from sale of mortgage loans available for sale                             22,499                  --
     Principal payments on loans and mortgage-backed and
       related securities                                                                50,454              37,607
     Purchases of mortgage-backed and related securities                                (94,315)            (65,296)
     Proceeds from sale of mortgage-backed securities available
       for sale                                                                          86,204              14,075
     Purchases of investment securities held to maturity                                      --             (1,379)
     Proceeds from the maturity of investment securities held to
       maturity                                                                               --              2,448
     Purchases of investment securities available for sale                              (84,998)            (16,411)
     Proceeds from sale or maturity of investment securities
      available for sale                                                                  45,311              2,050
     Principal repayments on investment securities
      available for sale                                                                  18,531                  --
     Proceeds from maturity of securities purchased under agreement
       to resell                                                                              --               1,181
     Increase in stock of the Federal Home Loan Bank                                     (1,050)                (187)
     Proceeds from maturity of real estate acquired through
       foreclosure                                                                          219                   --
     Investment in subsidiaries                                                            (925)                  --
     Purchase of premises and equipment                                                    (139)                (412)
                                                                                           -----               -----

          Net cash used in investing activities                                         (48,586)             (83,535)
                                                                                        --------             --------

                                                                                                          (continued)

                         TELEBANC FINANCIAL CORPORATION

                             (Dollars in thousands)

                                   (unaudited)

                                                                                           Six Months Ended June 30,
                                                                                           -------------------------
                                                                                            1996              1995
                                                                                            ----              ----
Cash flows from financing activities:
     Net increase in demand deposits and passbook savings accounts                        $ 20,433          $ 20,929
     Net increase in certificates of deposit, net of
        interest credited                                                                    9,533            31,515
     Net increase in subordinated debt                                                          45                46
     Increase in advances from Federal Home Loan Bank of Atlanta                            85,000            59,000
     Payment on advances from Federal Home Loan Bank of
       Atlanta                                                                            (70,000)          (49,500)
     Net increase (decrease) in securities sold under agreements
      to repurchase                                                                       (13,961)            17,162
     Increase in common stock and additional paid in capital                                    --                --
     Dividends paid on common stock                                                             --                --
     Dividends paid on preferred stock                                                          --                --
                                                                                            ------            ------

Net cash provided by financing activities                                                   31,050            79,152
                                                                                            ------            ------

Net decrease in cash and cash equivalents                                                  (3,960)             (932)

Cash and cash equivalents at beginning of period                                             8,965             6,078
                                                                                             -----             -----
Cash and cash equivalents at end of period                                                 $ 5,005           $ 5,146
                                                                                             =====             =====


Supplemental information:

Interest paid on deposits and borrowed funds                                                 7,986             8,151
Income taxes paid                                                                              768               151
Transfers from loans to real estate acquired through foreclosures                              354                26
Gross unrealized gain (loss) on securities available for sale                                2,610               447
Tax effect of gain (loss) on available for sale securities                                   1,047               153


          See accompanying notes to consolidated financial statements.


                         TELEBANC FINANCIAL CORPORATION


                   Notes to Consolidated Financial Statements
            For the Three and Six Months Ended June 30, 1996 and 1995

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

         The financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 1996 and the results of consolidated operations for the three and six months ended June 30, 1996 and 1995. The consolidated balance sheet as of December 31, 1995 is derived from audited financial statements of the Bank. The results of consolidated operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1995, included in the Company's Annual Report to Stockholders for 1995, should be read in conjunction with these statements.

Note 2.  Reclassification

         Certain prior year's amounts have been reclassified to conform to the current year's presentation.

Note 3.  Trading Account

         Trading account securities are purchased with the intent to be subsequently sold in the near term. Assets purchased for trading are recorded at fair value. Unrealized holding gains and losses are included in earnings. Transfers of securities between the trading account, available-for-sale securities, and held-to-maturity securities are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

                         TELEBANC FINANCIAL CORPORATION

Note 4.  Earnings per Share

         Earnings per common share are computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. The year to date weighted average number of common shares outstanding was 2,171,354 and 2,049,500 for the Company at June 30, 1996 and 1995, respectively. Weighted average shares outstanding also include common stock equivalents which consist of outstanding stock options and warrants, if such options or warrants are dilutive. The Company has not separately reported fully diluted earnings per share as it is not materially different from earnings per share.

                         TELEBANC FINANCIAL CORPORATION

                     Management's Discussion and Analysis of
          Financial Condition and Results of Operations, as of and for
                  the Three and Six Months Ended June 30, 1996

         This discussion and analysis includes descriptions of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

Financial Condition (June 30, 1996 compared to December 31, 1995)

         The Company's total assets increased by $45.9 million or 8.3% from $553.9 million at December 31, 1995 to $599.8 million at June 30, 1996. The increase in total assets primarily reflects increases in loans receivable, net of $43.4 million, or 17.5% and investment securities available for sale of $20.8 million, or 52.0% offset by a decline in mortgage-backed securities available for sale of $(18.0) million, or (7.7)%. In the second quarter of 1996, the Company re-evaluated its loan investment strategy. The Company determined that the probable sale of loans subsequent to a restructuring or credit enhancement would add value to the portfolio. Pursuant to this strategy, the Company created loans held for sale category with a one-time transfer of loans from the investment portfolio that have characteristics that make them susceptible to sell after restructuring, credit enhancement, or other related improvements. Loans held for sale are recorded at the lower of cost or market. Going forward, the Company will maintain loans held for sale and loans held for investment categories. The increase in loans receivable includes purchases of primarily adjustable rate loans. The Company continues to gather deposits on a nationwide basis by the direct marketing of money market accounts and certificates of deposit. As a result of these efforts, deposits increased by $39.8 million, or 13.0% from $306.5 million at December 31, 1995 to $346.3 million at June 30, 1996. The average term for the new time deposits gathered in the three months ended June 30, 1996 was approximately 42 months with an average percentage yield of 5.9%. The Company has continued to focus on building core deposit accounts. Money market checking and savings accounts increased 31.5% from $74.7 million at December 31, 1995 to $98.2 million at June 30, 1996. During the second quarter of 1996, approximately $4.9 million of interest was credited to accounts while deposits exceeded withdrawals by $10.2 million. Federal Home Loan Bank Advances increased to $120.5 million at June 30, 1996 from $105.5 million at December 31, 1995. As of June 30, 1996, the weighted average interest rate and weighted average maturity for Federal Home Loan Bank Advances was 5.9% and 375 days, respectively. Securities sold under agreements to repurchase, decreased by $14.0 million or 14.9% from $93.9 million at December 31, 1995 to $79.9 million at June 30, 1996. As of June 30, 1996, the weighted average interest rate and weighted average maturity for securities sold under agreements to repurchase was 5.7% and 39 days, respectively. As of June 30, 1996, subordinated debt, net of original issue discount was $16.5 million with a coupon rate of 11.5%.

         Stockholders' equity increased $1.4 million, from $21.6 million at December 31, 1995 to $23.0 million at June 30, 1996. The increase was due to $1.4 million in net income for the six months ended June 30, 1996 and an unrealized gain on securities available for sale, net of deferred taxes, of $7,000, which pursuant to SFAS 115 affects the Company's capital but does not impact the statement of operations.

                         TELEBANC FINANCIAL CORPORATION

         The growth in total assets reflects the Company's efforts to prudently invest and leverage the $21.9 million of net proceeds from its initial public offering in June 1995. The result has been a growth in total assets from $220.3 million at December 31, 1993 to $599.8 million at June 30, 1996. This growth has been supported by increasing total deposits from $113.1 million at December 31, 1993 to $346.3 million at June 30, 1996 and total other liabilities from $94.8 million at December 31, 1993 to $230.6 million at June 30, 1996. Asset growth has slowed considerably from the prior two years, as the Bank has utilized most of the capital contributed after the initial public offering. The Company is exploring alternatives to increase capital to fund continued growth, introduce new products and build core franchise value.

         As the Company intends to continue to pursue its telephone banking strategy, it also continues to explore potential expansion opportunities through the analysis of related alternative lines of business that will further enhance franchise value. In May 1996, the Company entered into an agreement with its 63.4% stockholder, MET Holdings to merge MET Holdings into the Company. After the merger, TeleBanc will own 100% of MET Holdings and its other businesses, including primarily Arbor Capital Partners, Inc., an investment advisor and broker dealer. The merger is subject to shareholder approval which is expected to be sought in the third quarter of 1996.

         During the first quarter of 1996, management received regulatory approval for the Bank to establish and fund 50% of the capital commitment for a new entity, AGT Mortgage Services, LLC ("AGT"). AGT services performing loans for a fee (principally those held by TeleBank) and performs servicing and workout for troubled or defaulted loans for a fee. Operations commenced on May 1, 1996 and have not had significant financial impact on the Company.

         In addition, management also received regulatory approval during the first quarter for the Bank to fund 50% of the capital commitment for a new entity, AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio. PRA operations commenced on May 1, 1996 and have not had significantly financial impact on the Company.

         On May 2, 1996, the Bank entered into an Agreement to Assume Deposit Liabilities by and among First Commonwealth Savings Bank F.S.B. ("First Commonwealth"), First Commonwealth Financial Corp., John York, Jr. and the Bank. Pursuant to this agreement, the Bank assumed certain brokered and telephone solicited deposit accounts of First Commonwealth. These deposits had a current balance of $42.0 million as of August 2, 1996, the date of transfer. In the deposit assumption, First Commonwealth paid the Bank the amount of the deposit liabilities assumed, plus the amount of the deposit liabilities (less certain renewals) multiplied by .25%. Also, if federal law is enacted or other federal action is taken requiring the payment by the Bank of a one-time fee to recapitalize the Savings Association Insurance Fund, First Commonwealth will pay the tax effected amount of that fee as to the deposits transferred, up to .527% of such deposits.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of

                         TELEBANC FINANCIAL CORPORATION

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

                         TELEBANC FINANCIAL CORPORATION

         The consolidated average balance sheets, along with income and expense and related interest yields and rates at June 30, 1996 and 1995 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which saving institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.

                                        Quarter ended June 30, 1996         Quarter ended June 30, 1995
                                    ----------------------------------- ------------------------------------
                                                Interest                              Interest
(Dollars in thousands)               Average     Income/     Average      Average     Income/      Average
         unaudited                   Balance     Expense    Yield/Cost    Balance      Expense    Yield/Cost
                                     -------     -------    ----------    -------      -------    ----------
Interest-earning assets:
Loans receivable, net               $ 257,484   $    5,575     8.66%    $ 190,852   $     4,326     9.07%
Mortgage-backed and related                --           --       --       246,715         5,006     8.12
   securities
Investment securities                   8,627          234    10.89         8,471           129     6.09
Mortgage-backed and related
   securities available for sale      235,085        4,659     7.93        22,907           453     7.91
Investment securities available        53,114          913     6.88        16,707           388     9.29
   for sale
Federal funds sold                        973           12     5.06           757            12     6.34
Investment in FHLB                      6,174          111     7.21         5,282            95     7.19
Trading account                            --           --       --         2,727            57     8.36
                                    ---------   ----------  -------     ---------    ----------  -------
  Total interest-earning assets     $  561,457  $   11,504     8.20%    $ 494,418   $    10,466     8.47%

Non-interest-earning assets         $   30,756                          $  17,015
                                    -----------                         ---------

  Total assets                      $  592,213                          $  511,433
                                    ==========                          ==========

Interest-bearing liabilities:
Savings deposits                    $   98,618  $     1,178     4.81%   $   22,510  $        287     5.10%

Time deposits                          234,605        3,736     6.41       229,913         3,895     6.78
FHLB advances                          116,973        1,738     5.88       105,302         1,681     6.39
Other borrowings                        88,919        1,278     5.68       106,794         1,731     6.48
Subordinated debt, net                  17,250          519    12.03        17,250           541    12.55
                                    ----------   ----------  -------     ---------    ----------  -------
  Total interest-bearing            $  556,365  $     8,449     6.07%   $  481,769  $      8,135     6.75%
   liabilities

Non-interest-bearing liabilities    $   15,302                          $   11,877
                                    -----------                         -----------

Total liabilities                   $  571,667                          $  493,646

Stockholders' equity                $   20,546                          $   17,787
                                    -----------                         -----------

Total liabilities and
   stockholders' equity             $  592,213                          $  511,433
                                    ==========                          ===========

Excess of interest-earning assets
   over interest-bearing
   liabilities/net interest         $    5,092  $      3,055    2.13%   $   12,649  $      2,331     1.72%
                                    =========== =============  =====    ===========  =============  =====
   income/interest rate spread
Net yield on interest earning                                   2.18%                                1.89%
                                                               =====                                =====
   assets
Ratio of interest-earning asset
   to interest-bearing liabilities                            100.92%                              102.63%
                                                              =======                              =======

                                       16

                         TELEBANC FINANCIAL CORPORATION

Results of Operations for the Three and Six Months ended June 30, 1996 and 1995

         Net Income. Net income for the three and six months ended June 30, 1996 was $759,000 and $1.4 million, compared to $506,000 and $826,000 for the three and six months ended June 30, 1995, respectively. Net income for the three months ended June 30, 1996 consisted primarily of $2.9 million in net interest income and non-interest income gains of $316,000 on the sale of loans and $109,000 for loan fees and service charges, reduced by $200,000 in provision for loan and mortgage-related security losses and $1.7 million in general and administrative expenses. Net income for the three months ended June 30, 1995 consisted primarily of $2.3 million of net interest income and a $250,000 gain on the sale of a MBS pass through certificate offset by $353,000 in provision for loan and mortgage related security losses and $1.5 million of general and administrative expenses. Net income for the six months ended June 30, 1996 consisted of net interest income of $5.7 million and non-interest income of $896,000 offset by $619,000 of provision for loan and mortgage related security losses and $3.8 million of non-interest expense. Net income for the six months ended June 30, 1995 consisted of $3.8 of net interest income and $1.0 million of non-interest income offset by $661,000 of provision for loan and mortgage related security losses and $2.9 million of non-interest expenses.

         Net Interest Income. Net interest income was $2.9 million and $2.3 million for the three months ended June 30, 1996 and 1995, respectively, reflecting an annualized interest rate spread of 2.13% and 1.72% for the three months ended June 30, 1996 and 1995, respectively. In the quarter ending June 30, 1996, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 8.20% as compared to 8.47% for the same period in 1995. Average interest-earning assets were $561.5 million and $494.4 million for the quarters ending June 30, 1996 and 1995, respectively. Average interest bearing liabilities were $556.4 million and $481.8 million for the quarters ending June 30, 1996 and 1995, respectively. Interest-bearing liabilities cost 6.07% in the first quarter of 1996 as compared 6.75% in the same period in 1995. Yield on interest-earning assets for the quarter ending June 30, 1996 decreased 27 basis points over the same quarter in 1995. Second quarter decreases in interest-earning assets and interest-bearing liabilities primarily reflect an overall decrease in interest rates. Net interest income was $5.7 million and $3.8 million for the six months ended June 30, 1996 and 1995, respectively. For the first six months of 1996 the Company experienced an increase in annualized interest rate spread compared to the same period in 1995. The increase reflects a 68 basis point decrease in the cost of interest bearing liabilities. This decrease reflects decreases in the interest rates paid on savings and time deposits and other borrowings and the benefit of a swap on the savings deposits. In addition, total liabilities have grown and the subordinated debt, a stable and relatively expensive source of funds, has become a smaller percentage of total liabilities, thereby decreasing average interest costs. Second quarter increases in interest-bearing liabilities and increases in interest-earning assets primarily reflected an increase in volume. Average interest bearing liabilities were $547.8 million and $456.4 million for the six months ended June 30, 1996 and 1995, respectively. In the six months ended June 30, 1996, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and

                         TELEBANC FINANCIAL CORPORATION

related securities, yielded 8.2% for the same period in 1996 and 1995. Average interest-earning assets were $555.6 million and $466.2 million for the six months ended June 30, 1996 and 1995, respectively. Interest-bearing liabilities cost 6.13% in the first six months of 1996 as compared 6.76% in the same period in 1995. Net yield on interest-earning assets for the quarter ending June 30, 1996 increased 29 basis points over the same quarter in 1995.


         Provision for Loan and Mortgage Related Security Losses. Total provision for loan and mortgage related security losses decreased $(153,000) or (43.3)% from $353,000 for the three months ending June 30, 1995 to $200,000 for the three months ending June 30, 1996. The provision for loan and mortgage related security losses reflects management's intent to provide prudent reserves for potential loan losses and for loan acquisitions made during the quarter. During the quarter ended June 30, 1996, the Company provided additional reserves for single-family loans. The Company had recoveries of $54,000 and charge-offs of $174,000 on three one to four family mortgage loans. During the second quarter of 1995, the Company provided additional general reserves for loan acquisitions and unrated whole loan securities. Total provision for loan and mortgage related security losses decreased $(42,000) or (6.4)% from $661,000 for the six months ended June 30, 1995 to $619,000 for the six months ended June 30, 1996. For the first six months of 1996, the Company provided reserves for several single-family loans and for loan acquisitions in accordance with the Company's loan loss reserve policy. The provision for the same period of 1995 was attributable to an increase in reserves for several single-family loans and for reserves on approximately $56.9 million in loan acquisitions. The Company experienced a slower growth in loans for the three and six months ended June 30, 1996 as compared to the same periods in 1995. During 1995, the Company recorded more provision for loan and mortgage related security losses to match loan acquisitions. The Company also maintains an allowance for mortgage related security losses against certain mortgage backed securities held to maturity for which the Company has credit risk on the underlying loans. The total loan loss allowance at June 30, 1996 was $2.7 million which was 0.9% of total loans outstanding. Total loss allowance as a percentage of total non-performing assets was 17.8%.

         Non-Interest Income. Total non-interest income decreased by $(121,000) from $412,000 for the three months ended June 30, 1995 to $291,000 for the three months ended June 30, 1996. During the second quarter of 1995, the Company sold an agency pass through for a $250,000 gain and municipal bonds for a $47,000 gain. The Company sold these assets from the available for sale portfolio during the second quarter to manage growth levels. Additionally, the Company sold $2.1 million of loans for a gain of $62,000. Total non-interest income decreased by $(146,000) from $1.0 million for the six months ended June 30, 1995 to $896,000 for the six months ended June 30, 1996. During the first quarter of 1995, the Company completed the restructuring of a mortgage-backed security with underlying collateral of one-to-four family dwellings, resulting in a $641,000 gain, offset by a $24,000 loss in marking the security in the trading account to market. Management purchased the mortgage-backed security in 1995 and subsequently enhanced the credit through the purchase of insurance. The security remained in the trading account until it was subsequently sold.

                         TELEBANC FINANCIAL CORPORATION

         Non-Interest Expenses. Non-interest expenses for the three and six months ended June 30, 1996 were $1.8 million and $3.8 million, compared to $1.6 million and $2.9 million for the three and six months ended June 30, 1995, respectively. Total non-interest expenses increased by $279,000 for the three months ended June 30, 1995 to $1.8 million for the three months ended June 30, 1996. The increase is largely the result of a $276,000 increase in general and administrative expenses attributable to a compensation bonus accrual of $250,000 and an overall increase in compensation levels. Total non-interest expenses increased $923,000 for the six months ended June 30, 1995 to $3.8 million for the six months ended June 30, 1996. The increase is primarily the result of a $706,000 increase in general and administrative expenses. The increase in general and administrative expense for the six months ended June 30, 1996 is almost entirely a result of increases in compensation, increases in personnel, and an accrual for bonuses. Overall deposit growth has precipitated the need for additional personnel to handle the increased volume of sales, distribution, and back office operations. Additionally, in an effort to build core deposit franchise value, the Company has hired an affinity program manager and a sales and customer service manager to oversee the TeleBanking operation.

         Income Tax Expense. The effective tax rate for the quarter ended June 30, 1996 was 35.5% compared to 34.3% for the quarter ended June 30, 1995. The income tax expense for the quarter ended June 30, 1996 was $417,000 compared to $264,000 for the quarter ended June 30, 1995. The effective tax rate increased slightly in the second quarter of 1996 as a result of a decrease in non-taxable municipal bond interest. The effective tax rate for the six months ended June 30, 1996 was 34.7% compared to 34.2% for the six months ended June 30, 1995. The Company carried a deferred tax receivable of $2.4 million on its Consolidated Statement of Financial Condition as of June 30, 1996.

Liquidity

         Liquidity is the ability of the Company to generate cash flows sufficient to fund operations and to meet present and future financial obligations to borrowers and depositors in a timely manner. Cash flows from operating activities, consisting primarily of interest received less interest paid on deposits and borrowings, were $13.6 million and $3.5 million for the six months ended June 30, 1996 and 1995, respectively. Net cash flow used in investing activities (primarily purchases of mortgage-backed and related securities and mortgage loans, offset by principal payments on loans and mortgage-backed and related securities and proceeds from sale or maturity of investment securities) was $48.6 million and $83.5 million for the six months ended June 30, 1996 and 1995, respectively. The increase in cash flows related to investing activities for the six months ended June 30, 1996 reflects a significant increase in the amount of mortgage-backed securities, mortgage loans and investment securities purchased. Net financing activities (primarily net activity in deposits and borrowings) were $31.1 million and $79.2 million for the six months ended June 30, 1996 and 1995, respectively. The increase in net cash provided by financing activities for the six months ended June 30, 1996 is primarily the result of an increase of $39.8 million in deposits. The total net decrease in cash and cash equivalents was $4.0 million and $932,000 for the six months ended June 30, 1996 and 1995, respectively.

                         TELEBANC FINANCIAL CORPORATION

         The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from sales and maturities of mortgage-backed and related securities and investment securities. Investment maturities, and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company also accesses FHLB advances, and has utilized securities sold under agreements to repurchase.

         The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 5.0%. At June 30, 1996, the Company's liquidity ratio was 5.2%.

         In the second quarter of 1994, the Company completed its initial public offering, raising an aggregate of $21.9 million through the issuance of common stock and subordinated notes with warrants. The subordinated debt represents a stable, although relatively expensive, source of funds. Upon completion of the offering, the Company invested $15 million of the proceeds as capital of the Bank. The annual expense to service the debt is $2.0 million. Subject to regulatory approval, the Bank will dividend this balance to the Company to service the debt. There are various regulatory limitations on the extent to which federally chartered savings institutions may pay dividends. Also, savings institution subsidiaries of holding companies generally are required to provide their OTS Regional Director with no less than 30 days notice of any proposed declaration on the institution's stock. Under terms of the indenture pursuant to which the subordinated notes were issued, the Company presently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $2.0 million, which represents 100% of the aggregate interest expenses for one year on the subordinated debt.

         The Company's most liquid assets are cash and cash equivalents, which include investments in liquid short-term investments and federal funds sold with maturities of six months or less. The levels of these assets are dependent upon the Company's operating, financing, and investing activities during any given period. Cash equivalents totaled $5.0 million and $9.0 million as of June 30, 1996 and December 31, 1995, respectively. As of June 30, 1996, the Company had commitments to purchase $4.7 million in loans and $6.4 million in mortgage pool securities. Also, certificates of deposit which are scheduled to mature in less than one year as of June 30, 1996 totaled $37.2 million.

         In the normal course of business, the Company makes various commitments to extend credit and incurs contingent liabilities which are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION

Capital Resources

         Capital ratios at June 30, 1996 exceeded each of the three OTS capital requirements on a fully phased-in basis. The following table sets forth the actual and required minimum levels of regulatory capital for the Company under applicable OTS regulations as of June 30, 1996:

                               Actual         Percent            Required            Percent             Excess
                               ------         -------            --------            -------             ------
                                                         (Dollars in thousands)

Core                           $30,594         5.18%              $17,712             3.00%             $12,882
Tangible                        30,576         5.18                 8,566             1.50               22,010
Risk-based                      32,633        11.06                23,612             8.00                9,021



Recent Developments

         The Office of Thrift Supervision (the "OTS") recently completed a full scope safety and soundness examination of TeleBanc. Based upon the examination results, on August 8, 1996, the OTS terminated the May 24, 1993 Supervisory Agreement.

                         TELEBANC FINANCIAL CORPORATION

Part II -- Other Information


Item 4.  Submission of Matters to Security Holders

         On May 29, 1996 the Company held its 1996 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, Arlen W. Gelbard was elected to the Board of Directors for three-year terms ending in 1999. The Directors continuing in office were David DeCamp and Mark Rollinson, whose terms expire in 1997 and Mitchell H. Caplan and David Smilow whose terms expire in 1998. The shareholders also voted at the Annual Meeting to ratify the Board's appointment of Arthur Andersen LLP as the independent auditors of Company for the fiscal year ending December 31, 1996.

         The votes cast at the Annual Meeting were as follows:

         Election of Arlen W. Gelbard                      FOR - 1,823,126
                                                           AGAINST - 0
                                                           WITHHELD - 226,374


         Ratification of Appointment
         of Arthur Andersen LLP:                           FOR - 1,823,126
                                                           AGAINST - 0
                                                           WITHHELD - 226,374

Item 5.           Other Information

         No information to report.

                         TELEBANC FINANCIAL CORPORATION


Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits

                  27. Financial Data Schedule

         (b) Reports on Form 8-K

                  Form 8-K filed on May 20, 1996.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TeleBanc Financial Corporation
                                              ------------------------------
                                                       (Registrant)


Date:  August 14, 1996                By:    /s/ Mitchell H. Caplan
     -------------------------           ------------------------------------
                                             Mitchell H. Caplan
                                             President



Date:  August 14, 1996                By:    /s/ Aileen Lopez Pugh
     -------------------------           ------------------------------------
                                             Aileen Lopez Pugh
                                             Executive Vice President
                                             Chief Financial Officer/Treasurer