Form 10-Q
period 1996-09-30
TELEBANC FINANCIAL CORP
filed 1996-11-13
CIK 920986

TELEBANC FINANCIAL CORPORATION



                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 33-76930

                         TELEBANC FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   13-3759196
             --------                                   ----------
 (State or other jurisdiction of          I.R.S. Employer Identification Number)
  incorporation or organization)

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

                             Yes   X             No
                                 ----               ----

Indicate the number of shares outstanding for the issuer's classes of common stock, as of November 8, 1996.

  $.01 par value of common stock                                2,049,500
  ------------------------------                                ---------
             (class)                                           (outstanding)

                         TELEBANC FINANCIAL CORPORATION


                                    FORM 10-Q

                                      INDEX


Part I - Financial Information                                              Page
------------------------------                                              ----

Consolidated Statements of Financial Condition --
 September 30, 1996 and December 31, 1995                                     3

Consolidated Statements of Operations --
  Three and nine months ended September 30, 1996 and 1995                     5

Consolidated Statements of Changes in Stockholders' Equity -
  Nine months ended September 30, 1996 and 1995                               8

Consolidated  Statements  of Cash Flows -- Nine months
  ended  September 30, 1996 and 1995                                          9

Notes to Consolidated Financial Statements                                   11

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                   12

Part II -- Other Information

Item 5, Other Information                                                    22

Item 6, Exhibits and Reports on Form 8-K                                     22

Signatures                                                                   23

                         TELEBANC FINANCIAL CORPORATION


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (Dollars in Thousands, Except Per Share Data)





                                                                                    September 30,             December 31,
                                                                                    -------------             ------------
Assets:                                                                                 1996                      1995
-------                                                                                 ----                      ----
                                                                                    (unaudited)
Cash and amounts due from depository institutions                                         $ 2,008            $    2,817
Interest-bearing deposits                                                                   2,360                 5,243
Federal funds sold                                                                            656                   905
                                                                                         --------             ---------
     Total cash and cash equivalents                                                        5,024                 8,965

Investment securities available for sale, at fair value                                    70,251                40,058
Mortgage-backed securities available for sale, at fair value                              203,876               234,210
Loans receivable, net                                                                     191,674               248,667
Loans receivable held for sale, lower of cost or market                                   123,160                    --
Investment in subsidiaries                                                                  1,383                    --
Real estate acquired through foreclosure                                                    1,127                   790
Accrued interest receivable                                                                 4,994                 4,377
Premises and equipment, net                                                                 2,663                 2,229
Stock in Federal Home Loan Bank of Atlanta, at cost                                         6,600                 5,275
Acquisition costs, goodwill, and core deposit premium                                         378                   416
Deferred charges                                                                              971                 1,066
Other assets                                                                                9,415                 7,890
                                                                                         --------             ---------


                                                                                        $ 621,516             $ 553,943
                                                                                          =======               =======


                                                                    (continued)

                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)





                                                                        September 30,         December 31,
Liabilities and Stockholders' Equity:                                        1996                 1995
-------------------------------------                                        ----                 ----

                                                                         (unaudited)
Liabilities:
Deposits                                                                   $ 397,477            $ 306,500
Advances from the Federal Home Loan Bank of Atlanta                          121,500              105,500
Securities sold under agreements to repurchase                                47,687               93,905
Subordinated debt                                                             16,564               16,496
Advances from borrowers for taxes and insurance                                  629                  521
Income taxes payable                                                           1,126                1,760
Accrued interest payable                                                       2,762                2,682
Other accrued expenses and other liabilities                                   9,932                5,014
                                                                               -----                -----

                                                                             597,677              532,378
                                                                             -------              -------

Stockholders' equity:
Common stock, $.01 par value, 3,500,000 shares authorized;
     2,049,500 issued and outstanding                                             20                   20
Additional paid-in capital                                                    14,637               14,637
Retained earnings, substantially restricted                                    6,698                5,352
Unrealized gain on securities available for sale, net of
     deferred tax                                                              2,484                1,556
                                                                               -----                -----

                                  Total stockholders' equity                  23,839               21,565
                                                                              ------               ------

Commitments and contingencies

                                                                           $ 621,516            $ 553,943
                                                                             =======              =======


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                           Three Months Ended               Nine Months Ended
                                                                            September 30,                      September 30,
                                                                           -------------                      -------------
                                                                        1996             1995              1996           1995
                                                                        ----             ----              ----           ----
Interest income:
     Mortgage loans and other loans                                 $  6,080         $  4,478          $ 16,946       $ 12,297
     Mortgage-backed and related securities                              --             5,015                --         14,447
     Investment securities and interest-bearing deposits                 229               97               652            680
     Mortgage-backed and related securities available for sale         4,483              402            14,117          1,187
     Investment securities available for sale                          1,060              625             2,609            918
     Trading account assets                                              --                52                --            167
     Repurchase agreements                                                10               --                12             17
     Federal funds sold                                                    9               12                31             37
                                                                      ------           ------           -------         ------

           Total interest income                                      11,871           10,681            34,367         29,750
                                                                      ------           ------            ------         ------

Interest expense:
     Deposits                                                          5,635            4,524            15,419         12,413
     Advances from the Federal Home Loan Bank of Atlanta               1,902            1,491             4,980          4,475
     Reverse repurchase agreements                                       840            1,526             3,504          4,630
     Other borrowed money                                                138              148               381            440
     Subordinated debt                                                   519              526             1,556          1,563
                                                                       -----            -----             -----          -----

          Total interest expense                                       9,034            8,215            25,840         23,521
                                                                       -----            -----            ------         ------

          Net interest income                                          2,837            2,466             8,527          6,229

Provision for loan and mortgage related security losses                  125              502               744          1,111
                                                                       -----           ------            ------          -----

          Net interest income after provision for loan and
           mortgage related security losses                            2,712            1,964             7,783          5,118
                                                                       -----          -------            ------          -----

Non-interest income:
     Loan fees and service charges                                       195               28               653             68
     Gain (loss) on sale of loans held for sale                           98              (14)              415             48
     Gain on sale of mortgage-backed securities                          237               --               105            251
     (Loss) gain on sale of investment securities                        (56)             453               158            447
     Loss on equity investment                                          (108)              --              (114)            --
     Gain on trading account                                             --                32                --            669
     Gain (loss) on sale of assets                                       100               --               100             (6)

                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                    September 30,
                                                                         -------------                    -------------
                                                                 1996              1995               1996              1995
                                                                 ----              ----               ----              ----

     Other                                                        $   74           $   (80)            $  119           $   (65)
                                                                   -----             -----              -----             -----

          Total non-interest income                                  540               419              1,436             1,412
                                                                   -----             -----              -----             -----

Non-interest expenses:
     General and administrative expenses:
          Compensation and employee benefits                         882               771              2,670             2,340
          Office occupancy and equipment                             135               102                364               319
          Federal insurance premiums                               1,881               146              2,224               371
          Professional services                                      192               232                821               700
          Other                                                      197               150                635               393
                                                                   -----             -----              -----             -----

               Total general and administrative expenses           3,287             1,401              6,714             4,123
                                                                   -----             -----              -----             -----

     Other non-interest expenses:
          Net operating costs of real estate acquired
             through foreclosure, including provision
             for losses                                              126                58                173               139
          Amortization of acquisition costs, goodwill and
             core deposit premium                                     13                --                 38                22
          Other                                                      108                32                419                95
                                                                   -----             -----              -----             -----

               Total other non-interest expenses                     247                90                630               256
                                                                   -----             -----              -----             -----

                    Total non-interest expenses                    3,534             1,491              7,344             4,379
                                                                   -----             -----              -----             -----


          (Loss) income before income tax expense                   (282)              892              1,875             2,151

Income tax (benefit) expense                                        (220)              343                528               772
                                                                   -----             -----              -----             -----

          Net (loss) income                                      $   (62)           $  549           $  1,347          $  1,379
                                                                    ====               ===              =====             =====

                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                        Three Months Ended                   Nine Months Ended
                                                                           September 30,                       September 30,
                                                                           -------------                       -------------
                                                                      1996              1995             1996                1995
                                                                      ----              ----             ----                ----
Earnings per share:

          Net (loss) income                                       $  (0.03)          $  0.27         $   0.63             $  0.67

          Weighted average shares outstanding                    2,171,000         2,049,500        2,124,488           2,049,500
                                                                 =========         =========        =========           =========


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


              For the nine months ended September 30, 1996 and 1995

                             (Dollars in Thousands)

                                   (unaudited)


                                                                                                          Unrealized
                                                                                                          Gain (Loss)
                                                                        Additional                       on Available
                                                          Common          Paid-in         Retained         for Sale
                                                          Stock           Capital         Earnings        Securities        Total
                                                          -----           -------         --------        ----------        -----

Balances at December 31, 1994                              $ 20          $ 14,637       $   2,633      $    (262)         $ 17,028

Net income for the nine months ended
   September 30, 1995                                        --                --           1,379              --            1,379

Unrealized Gain on Available for Sale
   Securities,  net of tax effect                            --                --              --           1,023            1,023
                                                             --                --              --           -----            -----

Balances at September 30, 1995                             $ 20          $ 14,637        $  4,012       $     761         $ 19,430
                                                             ==            ======           =====             ===           ======



Balances at December 31, 1995                              $ 20          $ 14,637       $   5,352       $   1,556         $ 21,565

Net income for the nine months ended
   September 30, 1996                                        --                --           1,346              --            1,346

Unrealized Gain on Available for Sale
   Securities,  net of tax effect                            --                --              --             928              928
                                                             --                --              --             ---              ---

Balances at September 30, 1996                             $ 20          $ 14,637        $  6,698         $ 2,484         $ 23,839
                                                             ==            ======           =====           =====           ======




          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                            1996                   1995
                                                                                            ----                   ----

Net cash provided by operating activities                                                $    20,082             $    12,780
                                                                                              ------                  ------

Cash flows from investing activities:
     Mortgage loan originations                                                                  (25)                   (395)
     Mortgage loans purchased                                                               (126,392)                (98,691)
     Proceeds from sale of mortgage loans available for sale                                  16,334                     (62)
     Principal payments on loans and mortgage-backed and
       related securities                                                                     83,667                  50,848
     Purchases of mortgage-backed and related securities                                    (160,911)                (84,609)
     Proceeds from sale of mortgage-backed securities available
       for sale                                                                              150,649                  22,598
     Purchases of investment securities held to maturity                                          --                  (1,379)
     Proceeds from the maturity of investment securities held to
       maturity                                                                                   --                  19,743
     Purchases of investment securities available for sale                                  (111,911)                (28,139)
     Proceeds from sale or maturity of investment securities
       available for sale                                                                     55,990                   9,297
     Principal repayments on investment securities
       available for sale                                                                     25,687                      --
     Proceeds from maturity of securities purchased under
       agreement to resell                                                                        --                   1,181
     Increase in stock of the Federal Home Loan Bank                                          (1,325)                   (187)
     Proceeds from sale of real estate acquired through
       foreclosure                                                                               514                      39
     Investment in subsidiaries                                                               (1,383)                     --
     Purchase of premises and equipment                                                         (623)                   (434)
                                                                                               -----                   -----

          Net cash used in investing activities                                              (69,729)               (110,190)
                                                                                            --------               ---------

                                                                     (continued)

                         TELEBANC FINANCIAL CORPORATION

                             (Dollars in thousands)

                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                             September 30,
                                                                                             -------------
                                                                                       1996                  1995
                                                                                       ----                  ----
Cash flows from financing activities:
     Net increase in demand deposits and passbook
       savings accounts                                                                $ 21,741              $ 55,881
     Net increase in certificates of deposit, net of
        interest credited                                                                54,183                20,512
     Increase in advances from Federal Home Loan Bank of Atlanta                        237,000                59,000
     Payment on advances from Federal Home Loan Bank of
       Atlanta                                                                        (221,000)              (49,500)
     Net increase (decrease) in securities sold under agreements
       to repurchase                                                                   (46,218)                11,223
                                                                                       --------                ------

Net cash provided by financing activities                                                45,706                97,116
                                                                                         ------                ------

Net decrease in cash and cash equivalents                                               (3,941)                 (294)

Cash and cash equivalents at beginning of period                                          8,965                 6,078
                                                                                          -----                 -----
Cash and cash equivalents at end of period                                              $ 5,024               $ 5,784
                                                                                          =====                 =====


Supplemental information:

Interest paid on deposits and borrowed funds                                          $  11,770             $  11,402
Income taxes paid                                                                           822                   436
Transfers from loans to real estate acquired through foreclosures                           326                   193
Gross unrealized gain (loss) on securities available for sale                             4,140                 1,168
Tax effect of gain (loss) on available for sale securities                                1,656                   397


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Note 1. Basis of Presentation

     TeleBanc Financial Corporation, (the "Company") was incorporated on January 26, 1994 and in March, 1994 became the direct savings and loan holding company parent of TeleBank (the "Bank"), formerly known as Metropolitan Bank for Savings, F.S.B. The primary business of the Company is the business of the Bank and the Bank's subsidiaries. The Bank is a federally chartered savings bank, deposit accounts in which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The consolidated financial statements include accounts of TeleBanc Financial Corporation and its wholly-owned subsidiary, the Bank.

     The financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 1996 and the results of consolidated operations for the three and nine months ended September 30, 1996 and 1995. The results of consolidated operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1995, included in the Company's Annual Report to Stockholders for 1995, should be read in conjunction with these statements.

Note 2. Reclassification

     Certain prior year's amounts have been reclassified to conform to the current year's presentation.

Note 3. Earnings per Share

     Earnings per common share are computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. The year to date weighted average number of common shares outstanding was 2,171,000 and 2,049,500 for the Company at September 30, 1996 and 1995, respectively. Weighted average shares outstanding also include common stock equivalents which consist of outstanding stock options and warrants, if such options or warrants are dilutive. The Company has not separately reported fully diluted earnings per share as it is not materially different from earnings per share.

                         TELEBANC FINANCIAL CORPORATION


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS OF AND FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     This discussion and analysis includes descriptions of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31, 1995)

     The Company's total assets increased by $67.6 million or 12.2% from $553.9 million at December 31, 1995 to $621.5 million at September 30, 1996. The increase in total assets primarily reflects increases in loans receivable, net of $66.2 million, or 26.6% and investment securities available for sale of $30.2 million, or 75.4% offset by a decline in mortgage-backed securities available for sale of $(30.3) million, or (12.9)%. In the second quarter of 1996, the Company re-evaluated its loan investment strategy. The Company determined that the probable sale of loans, subsequent to a restructuring or credit enhancement, would add value to the portfolio. Pursuant to this strategy, the Company created a loans held for sale category with a one-time transfer of loans from the held for investment portfolio that have characteristics that make them susceptible to sell after restructuring, credit enhancement, or other improvements. Loans held for sale are recorded at the lower of cost or market. The Company maintains loans held for sale and loans held for investment categories. The increase in loans receivable includes purchases of primarily adjustable rate loans.

     The Company continues to gather deposits on a nationwide basis by the direct marketing of money market accounts and certificates of deposit. In addition, the Bank entered into an Agreement to Assume Deposit Liabilities by and among First Commonwealth Savings Bank F.S.B. ("First Commonwealth"), First Commonwealth Financial Corp., John York, Jr. and the Bank on May 2, 1996. Pursuant to this agreement, the Bank assumed certain brokered and telephone solicited deposit accounts of First Commonwealth. These deposits had a current balance of $41.8 million as of August 2, 1996, the date of transfer. In the deposit assumption, First Commonwealth paid the Bank the amount of the deposit liabilities assumed, plus the amount of the deposit liabilities (less certain renewals) multiplied by .25%. As a result of the acquisition of the First Commonwealth deposits coupled with the Bank's marketing efforts, total deposits increased by $91.0 million, or 29.7% from $306.5 million at December 31, 1995 to $397.5 million at September 30, 1996. The average term for the new time deposits gathered in the three months ended September 30, 1996 was approximately 21.2 months with an average percentage yield of 6.2%. The Company has continued to focus on building core deposit accounts. Money market checking and savings accounts increased 31.5% from $79.7 million at December 31, 1995 to $104.8 million at September 30, 1996. During the third quarter of 1996, approximately $5.4 million of interest was credited to accounts while deposits exceeded withdrawals by $45.9 million, which reflects the acquisition of the First Commonwealth deposits. Federal Home Loan Bank Advances increased to $121.5 million at September 30, 1996 from $105.5 million at December 31, 1995. As of September 30, 1996, the weighted average interest rate and weighted average
maturity  for  Federal  Home  Loan  Bank   Advances  was  5.86%
and 647 days, respectively. Securities sold under agreements to repurchase, decreased by $46.2 million or 49.2% from $93.9 million at December 31, 1995 to $47.7 million at September 30, 1996 largely as a result of management's intention to replace these borrowings with the deposits acquired in the third quarter. As of September 30, 1996, the weighted average interest rate and weighted average maturity for securities sold under agreements to repurchase was 5.76% and 19 days, respectively. As of September 30, 1996, subordinated debt, net of original issue discount was $16.6 million with a coupon rate of 11.5%.

     Stockholders' equity increased $2.2 million, from $21.6 million at December 31, 1995 to $23.8 million at September 30, 1996. The increase was due to $1.3 million in net income for the nine months ended September 30, 1996 and an unrealized gain on securities available for sale, net of deferred taxes, of $928,000, which pursuant to SFAS 115 affects the Company's stockholders' equity but does not impact the statement of operations.

     The growth in total assets reflects the Company's efforts to prudently invest and leverage the $21.9 million of net proceeds from its initial public offering in June 1995. The result has been a growth in total assets from $220.3 million at December 31, 1993 to $621.5 million at September 30, 1996. This growth has been supported by increasing total deposits from $113.1 million at December 31, 1993 to $397.5 million at September 30, 1996 and total other liabilities from $94.8 million at December 31, 1993 to $169.2 million at September 30, 1996. Asset growth has slowed considerably from the prior two years, as the Bank has utilized most of the capital contributed after the initial public offering. The Company is exploring alternatives to raise significant amounts of additional equity capital to fund continued growth, introduce new products and build core franchise value.

     As the Company intends to continue to pursue its telephone banking strategy, it also continues to explore potential expansion opportunities through the analysis of related alternative lines of business that will further enhance franchise value. In May 1996, the Company entered into an agreement with its 63.4% stockholder, MET Holdings to merge MET Holdings into the Company. After the proposed merger, TeleBanc will own 100% of MET Holdings and its other businesses, including primarily Arbor Capital Partners, Inc., an investment advisor and broker dealer. On October 8, 1996, the Company filed a Form S-4 which  details the  proposed  transaction.  However,  as noted  above,  TeleBanc currently is exploring alternatives to raise additional equity capital. Accordingly, until TeleBanc makes a final determination with respect to raising additional equity capital, it does not intend to seek shareholder approval or proceed with the proposed MET Holdings merger transaction. TeleBanc presently anticipates making such a final determination in that regard, updating the Form S-4 and seeking shareholder approval in the fourth quarter of 1996.

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

                         TELEBANC FINANCIAL CORPORATION


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

                         TELEBANC FINANCIAL CORPORATION



     The consolidated average balance sheets, along with income and expense and related interest yields and rates at September 30, 1996 and 1995 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which saving institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.


                                              Quarter ended September 30, 1996           Quarter ended September 30, 1995
                                         ------------------------------------------ ------------------------------------------
                                                          Interest                                   Interest
(Dollars in thousands)                      Average       Income/       Average        Average       Income/        Average
         unaudited                          Balance       Expense      Yield/Cost      Balance        Expense     Yield/Cost
                                            -------       -------      ----------      -------        -------     ----------

Interest-earning assets:
Loans receivable, net                    $  302,358     $     6,089        8.06%    $  200,817     $     4,478        8.92%
Mortgage-backed and related securities           --              --          --        245,189           5,015        8.18
Investment securities                         7,531             115        5.99          6,228              97        6.11
Mortgage-backed and related securities
   available for sale                       218,350           4,453        8.16         18,846             402        8.53
Investment securities available for          67,263           1,109        6.59         30,897             691        8.75
   sale
Federal funds sold                              659               9        5.19            864              12        5.66
Investment in FHLB                            7,059             129        7.25          5,275              92        6.99
Trading account                                  --              --          --          2,632              52        7.85
                                         ----------     -----------   ---------     ----------              --        ----
  Total interest-earning assets          $  603,220     $    11,904        7.90%    $  510,748     $    10,839        8.49%

Non-interest-earning assets              $   12,817                                 $   16,234
                                             ------                                     ------

  Total assets                           $  616,037                                 $  526,982
                                            =======                                    =======

Interest-bearing liabilities:
Savings deposits                         $  104,033     $     1,247        4.77%    $   52,214      $      676        5.13%
Time deposits                               275,302           4,384        6.34        229,752           3,849        6.65
FHLB advances                               136,332           2,040        5.85        105,500           1,638        6.08
Other borrowings                             57,204             839        5.74         95,504           1,520        6.23
Subordinated debt, net                       17,250             519       12.03         16,445             526       12.80
                                             ------     -----------   ---------         ------             ---   ---------
  Total interest-bearing liabilities     $  590,121     $     9,029        6.06%    $  499,415      $    8,209        6.58%

Non-interest-bearing liabilities         $    2,283                                 $   8,929
                                              -----                                     -----

Total liabilities                        $  592,404                                 $ 508,344

Stockholders' equity                     $   23,633                                 $  18,638
                                              ------                                   ------

Total liabilities and stockholders'
   equity                                $  616,037                                 $ 526,982
                                            =======                                   =======

Excess of interest-earning assets over
   interest-bearing liabilities/net
   interest income/interest rate spread  $   13,099     $       2,875      1.84%    $  11,333     $      2,630        1.91%
                                             ======             =====      =====       ======            =====        =====
Net yield on interest earning assets                                       1.91%                                      2.06%
                                                                           =====                                      =====
Ratio of interest-earning assets to
   interest-bearing liabilities                                          102.22%                                    102.27%
                                                                         =======                                    =======


                         TELEBANC FINANCIAL CORPORTION


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Net Income. Net income for the three and nine months ended September 30, 1996 was $(62,000) and $1.3 million, compared to $549,000 and $1.4 million for the three and nine months ended September 30, 1995, respectively. Net income for the three months ended September 30, 1996 consisted primarily of $2.8 million in net interest income, $237,000 on the sale of mortgage-backed securities, non-interest income gains of $98,000 on the sale of loans and $195,000 for loan fees and service charges, reduced by $125,000 in provision for loan and mortgage-related security losses and $3.3 million in general and administrative expenses. General and administrative expenses for the quarter include a $1.7 million accrual for a special assessment mandated by the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF"). Net income for the three months ended September 30, 1995 consisted primarily of $2.5 million of net interest income and $419,000 in non-interest income primarily due to gains on the sale of certain securities reduced by $502,000 in provision for loan and mortgage related security losses and $1.4 million of general and administrative expenses. Net income for the nine months ended September 30, 1996 consisted of net interest income of $8.5 million and non-interest income of $1.4 million offset by $744,000 of provision for loan and mortgage related security losses and $7.3 million of non-interest expense. Net income for the nine months ended September 30, 1995 consisted of $6.2 of net interest income and $1.4 million of non-interest income offset by $1.1 million of provision for loan and mortgage related security losses and $4.4 million of non-interest expenses.

     Net Interest Income. Net interest income was $2.8 million and $2.5 million for the three months ended September 30, 1996 and 1995, respectively, reflecting an annualized interest rate spread of 1.84% and 1.91% for the three months ended September 30, 1996 and 1995, respectively. In the quarter ending September 30, 1996, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 7.90% as compared to 8.49% for the same period in 1995. The decline is attributed to the transfer of loans to the held for sale category and an increase in non-accrual loans. In June 1996, the Bank made a one-time transfer of approximately $106.6 million from loans receivable, net to loans held for sale. According to generally accepted accounting principles, purchase discounts on mortgage loans held for sale are not amortized as interest revenue. Discounts on prepayments on loans held for sale are recognized as non-interest income. In the third quarter, the Company recognized $98,000 in discounts on prepayments on loans held for sale. Non-accrual loans increased from $4.3 million at September 30, 1995 to $8.9 million at September 30, 1996 causing a decline in loan interest income. The
Company anticipates that the subsidiary will add value by improving the servicing of non-performing assets, both for the Bank and third parties. Average interest-earning assets were $603.2 million and $510.7 million for the quarters ending September 30, 1996 and 1995, respectively. Average interest bearing liabilities were $590.1 million and $499.4 million for the quarters ending September 30, 1996 and 1995, respectively. Interest-bearing liabilities cost 6.06% in the third quarter of 1996 as compared 6.58% in the same period in 1995. Yield on interest-earning assets for the quarter ending September 30, 1996 decreased 59 basis points over the same quarter in 1995. Third quarter decreases in interest-earning assets and interest-bearing liabilities primarily reflect an overall decrease in interest rates. Net interest income was $8.5 million and
$6.2  million  for  the  nine  months  ended   September   30,

                         TELEBANC FINANCIAL CORPORATION


1996 and 1995, respectively. For the first nine months of 1996 the Company experienced a 21 basis point increase in annualized interest rate spread compared to the same period in 1995. The increase reflects a 47 basis point decline in the cost of interest bearing liabilities. This decrease reflects decreases in the interest rates paid on savings and time deposits and other borrowings and the benefit of a swap on the savings deposits. In addition, total liabilities have grown and the subordinated debt, a stable and relatively expensive source of funds, has become a smaller percentage of total liabilities, thereby decreasing average interest costs. Third quarter increases in interest-bearing liabilities and increases in interest-earning assets primarily reflected an increase in volume. Average interest bearing liabilities were $562.0 million and $471.3 million for the nine months ended September 30, 1996 and 1995, respectively. In the nine months ended September 30, 1996, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 8.03% for the nine months ending September 30, 1996 compared to 8.29% for the same period in 1995. Average interest-earning assets were $572.8 million and $481.9 million for the nine months ended September 30, 1996 and 1995, respectively. Interest-bearing liabilities cost 6.11% in the first nine months of 1996 as compared 6.58% in the same period in 1995. Net yield on interest-earning assets for the nine months ending September 30, 1996 increased 22 basis points over the same period in 1995.

     Provision for Loan and Mortgage Related Security Losses. Total provision for loan and mortgage related security losses decreased $377,000 from $502,000 for the three months ending September 30, 1995 to $125,000 for the three months ending September 30, 1996. The provision for loan and mortgage related security losses reflects management's intent to provide prudent reserves for potential loan losses and for loan acquisitions made during the quarter. During the quarter ended September 30, 1996, the Company provided additional reserves for single-family loans acquired during the quarter. The Company had recoveries of $110,000 and charge-offs of $139,000 on five one-to-four family mortgage loans. During the third quarter of 1995, the Company provided specific reserves for several loan investments as well as additional general reserves for loan acquisitions. Total provision for loan and mortgage related security losses decreased $367,000 from $1.1 million for the nine months ended September 30, 1995 to $744,000 for the nine months ended September 30, 1996. For the first nine months of 1996, the Company provided reserves for several single-family loans and for loan acquisitions in accordance with the Company's loan loss reserve policy. For the nine months ended September 30, 1996, the Company acquired $126.4 million in mortgage loans. The provision for the same period of 1995 was attributable to an increase in reserves for several single-family loans and for reserves on approximately $98.7 million in loan acquisitions. The Company experienced a slower growth in loans for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. During 1995, the Company recorded more provision for loan and mortgage related security losses to match loan acquisitions. The Company also maintains an allowance for mortgage related security losses against certain mortgage backed securities held to maturity for which the Company has credit risk on the underlying loans. The total loan loss allowance at September 30, 1996 was $2.6 million which was 0.8% of total loans outstanding. Total loss allowance as a percentage of total non-performing assets was 16.7%.

                         TELEBANC FINANCIAL CORPORATION


     Non-Interest Income. Total non-interest income increased by $121,000 from $419,000 for the three months ended September 30, 1995 to $540,000 for the three months ended September 30, 1996. For the three months ending September 30, 1996, the Company reported $195,000 in loan fees and service charges on the Bank's portfolio and on the purchase mortgage servicing rights, a net gain of $181,000 on the sale of several liquid bonds in the mortgage-backed security and investment portfolio, $100,000 on the sale of real estate held for sale offset by $108,000 loss on the Bank's equity investments in a mortgage service company and a company that acquires and collects delinquent consumer debt obligations for its own portfolio. During the third quarter of 1995, the Company sold a corporate bond held for liquidity purposes for a gain of $453,000 and a security held in the trading account and restructured earlier in the year by management for a $32,000 gain. These gains were offset by a $100,000 loss recorded in connection with the kiting of a deposit. Total non-interest income increased by $394,000 from $1.0 million for the nine months ended September 30, 1995 to $1.4 million for the nine months ended September 30, 1996. The increase is related primarily to the Company's acquisition of approximately $2.5 million of purchased mortgage servicing rights which contributed to the increase in loan fees and service charges. As a result of the newly created loans held for sale category, the Company recognized non-interest income on the prepayments of loans held for sale. In prior quarters, this income would have been recognized as interest income. During the first quarter of 1995, the Company completed the restructuring of a mortgage-backed security with underlying collateral of one-to-four family dwellings, resulting in a $641,000 gain, offset by a $28,000 gain in marking the security in the trading account to market and subsequently selling the security. Management purchased the mortgage-backed security in 1995 and subsequently enhanced the credit through the purchase of insurance.

     Non-Interest Expenses. Non-interest expenses for the three and nine months ended September 30, 1996 were $3.5 million and $7.3 million, respectively. On September 30, 1996, President Clinton signed legislation calling for a one-time assessment on the FDIC's SAIF-insured deposits held by depository institutions as of March 31, 1995 to recapitalize SAIF. TeleBank recorded an accrual of $1.7 million, $1.1 million after-tax, for this assessment. The recapitalization of SAIF will result in lower deposit insurance premiums in the future for most SAIF-insured institutions, including TeleBank. Non-interest expenses for the three and nine months ended September 30, 1995 were $1.5 million and $4.4 million, respectively. Total non-interest expenses, excluding the special assessment, increased by $371,000 from $1.5 million for the three months ended September 30, 1995 to $1.9 million for the three months ended September 30, 1996. The increase is largely the result of a $214,000 increase in general and administrative expenses, excluding the special assessment, attributable to a an increase of expenses associated with a higher volume of deposit accounts, an increase in marketing expenses, and an overall increase in compensation levels. Excluding the special assessment, total non-interest expenses increased $1.3 million for the nine months ended September 30, 1995 to $5.7 million for the nine months ended September 30, 1996. The increase is primarily the result of a $919,000 increase in general and administrative expenses. The increase in general and administrative expense for the nine months ended September 30, 1996 is the result of increases in compensation, increases in personnel, marketing expenditures and an accrual for bonuses. Overall deposit growth has precipitated the need for additional personnel to handle the increased volume of sales, distribution, and back office operations. Additionally, in an effort to build core

                         TELEBANC FINANCIAL CORPORATION


deposit franchise value, the Company has hired an affinity program manager and a sales and customer service manager to oversee the TeleBanking operation.

     Income Tax Expense. For the quarter ended September 30, 1996, the Company recorded a $220,000 tax benefit, or 78.1% of the quarter's net loss before income tax as compared to tax expenses of $343,000, or an effective tax rate of 38.5%, for the quarter ended September 30, 1995. The effective tax rate declined due to the $1.7 million federal insurance assessment. The effective tax rate for the nine months ended September 30, 1996 was 28.2% compared to 35.9% for the nine months ended September 30, 1995. The Company carried a deferred tax payable of $1.2 million on its Consolidated Statement of Financial Condition as of September 30, 1996.

LIQUIDITY

     Liquidity is the ability of the Company to generate cash flows sufficient to fund operations and to meet present and future financial obligations to borrowers and depositors in a timely manner. Cash flows from operating activities, consisting primarily of interest received less interest paid on deposits and borrowings, were $20.1 million and $12.8 million for the nine months ended September 30, 1996 and 1995, respectively. Net cash flow used in investing activities (primarily purchases of mortgage-backed and related securities and mortgage loans, offset by principal payments on loans and mortgage-backed and related securities and proceeds from sale or maturity of investment securities) was $69.7 million and $110.2 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash flows related to investing activities for the nine months ended September 30, 1996 reflects a significant increase in the amount of mortgage-backed securities, mortgage loans and investment securities purchased. Net financing activities (primarily net activity in deposits and borrowings) were $45.7 million and $97.1 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease in net cash provided by financing activities for the nine months ended September 30, 1996 is primarily the result of slower growth in 1996 as compared to the same period in 1995. The total net decrease in cash and cash equivalents was $3.9 million and $294,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

     The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 5.0%. At September 30, 1996, the Company's liquidity ratio was 6.38%.

                         TELEBANC FINANCIAL CORPORATION


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

     The Company's most liquid assets are cash and cash equivalents, which include investments in liquid short-term investments and federal funds sold with maturities of nine months or less. The levels of these assets are dependent upon the Company's operating, financing, and investing activities during any given period. Cash equivalents totaled $5.0 million and $9.0 million as of September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996, the Company had commitments to purchase $18.0 million in loans. Also, certificates of deposit which are scheduled to mature in less than one year as of September 30, 1996 totaled $133.4 million.

     In the normal course of business, the Company makes various commitments to extend credit and incurs contingent liabilities which are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION


CAPITAL RESOURCES

           Capital ratios at September 30, 1996 exceeded each of the three OTS capital requirements on a fully phased-in basis. The following table sets forth the actual and required minimum levels of regulatory capital for the Company under applicable OTS regulations as of September 30, 1996:

                                      Actual           Percent               Required                Percent                 Excess
                                      ------           -------               --------                -------                 ------
                                                                (Dollars in thousands)

Core                                  $31,024          5.07%                  $18,357                3.00%                 $12,667
Tangible                               31,008          5.07                     9,170                1.50                   21,838
Risk-based                             33,153         10.50                    25,260                8.00                    7,893


RECENT DEVELOPMENTS

           On August 8, 1996, the Office of Thrift Supervision (the "OTS") terminated the May 24, 1993 Supervisory Agreement.

                         TELEBANC FINANCIAL CORPORATION


PART II -- OTHER INFORMATION


Item 5. Other Information

     No information to report.

Item 6. Exhibits and Reports on Form 8-K

     No information to report.

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

                                    TeleBanc Financial Corporation
                                    ------------------------------
                                             (Registrant)


Date:  November 13, 1996            By:  /s/ Mitchell H. Caplan
                                        ---------------------------
                                        Mitchell H. Caplan
                                        President



Date:  November 13, 1996            By:  /s/ Aileen Lopez Pugh
                                        ---------------------------
                                        Aileen Lopez Pugh
                                        Executive Vice President
                                        Chief Financial Officer/Treasurer