Form 10-K
period 1996-12-31
TELEBANC FINANCIAL CORP
filed 1997-03-31
CIK 920986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 33-76930

                         TELEBANC FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            13-3759196
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   1111 NORTH HIGHLAND STREET, ARLINGTON, VIRGINIA              22201
      (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (703) 247-3700.

           Securities registered pursuant to Section 12(b) of the Act:

                                (Not applicable)

           Securities registered pursuant to Section 12(g) of the Act:

                                (Not applicable)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Based upon the closing price of the registrant's common stock as of March 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is $10.4 million.*

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.
                Outstanding at March 20, 1997: 2,211,961 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART I AND II:
         Annual report to shareholders for the fiscal year ended December 31, 1996.
PART III:
         Portions of the definitive proxy statement for the 1996 Annual Meeting of Shareholders.

* Solely for purposes of this calculation, all executive officers and directors of the registrant, Employee Stock Ownership Plan and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

                                     PART I


ITEM 1.       BUSINESS


GENERAL


         TeleBanc Financial Corporation (the "Company" or "TeleBanc"), with headquarters in Arlington, Virginia, had total assets of $647.9 million at the end of 1996. The primary business of TeleBanc is that of TeleBank (the "Bank") formerly known as Metropolitan Bank for Savings, F.S.B., whose deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Company was organized by its then majority stockholder, MET Holdings Corporation ("MET Holdings"), to become, in March 1994, the parent savings and loan holding company for the Bank. All references to the Company include the business of the Bank. Financial and other data as of and for all periods prior to March 1994 represent the consolidated data of the Bank only.


         The Company's revenues are derived principally from interest income on loans, mortgage-backed and related securities, and interest and dividends on investment securities and interest-bearing deposits. The Company's principal expenses are interest expense on deposits and borrowings and operating expenses, such as compensation and employee benefits. The Company's revenues also may be offset by losses on hedging transactions and other trading account losses as part of the Company's asset/liability management strategies. Funds for these activities are provided by deposits, borrowings, principal repayments on outstanding loans and mortgage-backed and related securities, and sales of investment securities held for trading. At December 31, 1996, 81.44% of the Company's total assets were comprised of one- to four-family mortgage loans and mortgage-backed and related securities.


         During the second quarter of 1996, the Bank through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC") funded 50% of the capital commitment for a new entity, AGT Mortgage Services, LLC ("AGT"). AGT services performing loans and workouts for troubled or defaulted loans for a fee. The Bank also provided in the second quarter of 1996, 50% of the capital commitment for an additional new entity, AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio.


         On February 28, 1997, the Company consummated the sale of $29.9 million of units in the form of convertible preferred stock, senior subordinated notes and warrants and the purchase of the assets of Arbor Capital Partners, Inc.("Arbor"), a registered investment advisor, funds manager and broker-dealer. MET Holdings, TeleBanc's majority shareholder, owns a majority of Arbor.


         The $29.9 million in units were sold to investment partnerships managed by Conning & Company, General American Life Insurance Company, CIBC WG Argosy Merchant Fund 2, LLC, The Progressive Corporation, and The Northwestern Mutual Life Insurance Company. Representatives from the Conning partnerships and the CIBC Merchant Fund will serve on the Board. The units consist of $13.7 million in 9.5% senior subordinated notes with 198,088 detachable warrants, $16.2 million in 4.0% convertible preferred stock, and rights to 205,563 contingent warrants.


         Also as part of the sale of units, the Arbor asset acquisition was structured as a tax free issuance of 162,461 shares of TeleBanc common stock and a $500,000 cash payment for the Arbor assets. An independent appraisal valued the assets to be acquired from Arbor at $3.1 million. Consistent with TeleBanc's charter, the number of shares issued to Arbor as consideration was limited to 5% of total market value of outstanding TeleBanc stock at the time of acquisition.

MARKET AREA AND COMPETITION


         From its office in Arlington, Virginia, the Company has a customer base in all 50 states and the District of Columbia. As a result of the Company's direct marketing strategy for deposits and reliance upon the secondary market to purchase mortgage loans and mortgage-backed and related securities, the Company competes on a nationwide basis for deposits and investments in residential mortgage products. Generally, the Company faces substantial competition for deposits from thrifts, commercial banks, credit unions, and other institutions providing retail investment opportunities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity meeting the requirements of investors as to rate of return, liquidity, risk and other factors, as well as on the perception of depositors as to the convenience and quality of its services. Competition in residential mortgage investing comes primarily from commercial banks, thrift institutions, and purchasers of mortgage products in the secondary market. The Company competes for residential mortgage investments principally on the basis of bid price and for loans on the basis of interest rate, fees it charges, and loan types offered.


LENDING ACTIVITIES


         GENERAL. The Company's lending activities consist primarily of the purchases of whole loans and mortgage-backed and related securities rather than the production and origination of loans, which entails greater overhead expenses, commonly found in a traditional thrift or community bank.


         LOAN PORTFOLIO COMPOSITION. The Company's net loans receivable totaled $351.8 million at December 31, 1996, or 54.3% of total assets at that date. At December 31, 1996, $359.6 million, or 97.6% of the total loan portfolio, consisted of one- to four-family residential mortgage loans. Prior to 1990, the Company originated a limited number of loans for the purchase or construction of multifamily and commercial real estate. However, in the three years ended December 31, 1996, as part of the Company's general operating strategy, and to risks associated with multifamily and commercial real estate lending and prevailing economic conditions, the Company has substantially reduced its originations and purchases of such loans. At December 31, 1996, multifamily and commercial and mixed use real estate loans amounted to $6.7 million, or 1.8%, of the Company's total loan portfolio. The Company's loan portfolio also includes lease financing at December 31, 1993 and 1992. These loans represent lease financing assumed by the Company in 1991 upon the default of a commercial loan to an automobile leasing company which was 33% owned by the Bank's subsidiary, ARLO Service Corporation ("ARLO"). Currently, the Company originates consumer loans to a very limited extent, and only as an accommodation to deposit and loan customers. Such loans, which consist primarily of home equity lines of credit and loans secured by savings deposits, amounted to $1.5 million, or 0.4% of the Company's total loan portfolio at December 31, 1996.

         The following table sets forth information concerning the Company's loan portfolio in dollar amounts and in percentages, by type of loan.


                                                                                   AT DECEMBER 31,
                                                                1996       %        1995       %        1994       %
                                                              --------- -------   --------  ------   --------- -------
                                                                                (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family fixed-rate............................ $ 142,211  38.59%   $105,750   39.91%  $  67,449   42.54%
   One- to four-family adjustable-rate.......................   217,352  58.97     148,928   56.20      79,701   50.27
   Multifamily...............................................     1,516   0.41       1,286    0.49       1,114    0.70
   Commercial real estate....................................     4,017   1.09       4,553    1.72       4,385    2.77
   Mixed use real estate.....................................     1,180   0.32       1,792    0.68       1,953    1.23
   Land......................................................       781   0.21         384    0.14         387    0.24
   Construction..............................................        --     --          --      --          --      --
                                                              --------- -------   --------  ------   --------- -------
   Total real estate loans...................................   367,057  99.59     262,693   99.14     154,989   97.75
                                                              --------- -------   --------  ------   --------- -------
Consumer and other loans:
   Lease financing...........................................       --      --          --      --          --      --
   Home equity lines of credit and second mortgage loans.....     1,208   0.33       2,202    0.83       3,395    2.14
   Other (1).................................................       305   0.08          79    0.03         168    0.11
                                                              --------- -------   --------  ------   --------- -------

   Total consumer and other loans............................     1,513   0.41       2,281    0.86       3,563    2.25
                                                              --------- -------   --------  ------   --------- -------
   Total loans............................................... $ 368,570 100.00%   $264,974  100.00%  $ 158,552  100.00%
                                                              ========= =======   ========  ======   ========= =======
Deduct:
   Non accrual/cost recovery ................................      (182)                --                  --
   --
   Deferred loan fees........................................       (42)               (42)                (50)
   Deferred discounts on loans...............................   (13,750)           (14,129)             (2,835)
   Allowance for loan losses.................................    (2,957)            (2,311)               (925)
                                                              -------------       ---------           --------
Total........................................................   (16,749)           (16,482)             (3,810)
                                                              -------------       ---------           --------
Loans receivable, net........................................ $ 351,821           $248,492            $154,742
                                                              =============       =========           ========

                                                                          AT DECEMBER 31,
                                                                 1993      %        1992       %
                                                              --------- ------    --------- ------
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family fixed-rate............................ $  44,450  43.06%   $  40,659  41.88%
   One- to four-family adjustable-rate.......................    50,708  49.14       47,529  48.97
   Multifamily...............................................       932   0.90          945   0.97
   Commercial real estate....................................     5,912   5.73        5,937   6.12
   Mixed use real estate.....................................        --     --           --     --
   Land......................................................        16   0.02           46   0.05
   Construction..............................................        --     --          190   0.20
                                                              --------- ------    --------- ------
   Total real estate loans...................................   102,018  98.85       95,306  98.19
                                                              --------- ------    --------- ------
Consumer and other loans:
   Lease financing...........................................        17   0.02          121   0.12
   Home equity lines of credit and second mortgage loans.....     1,007   0.98        1,396   1.44
   Other (1).................................................       151   0.15          242   0.25
                                                              --------- ------    --------- ------

   Total consumer and other loans............................     1,175   1.15        1,759   1.81
                                                              --------- ------    --------- ------
   Total loans............................................... $ 103,193 100.00%   $  97,065 100.00%
                                                              ========= ======    ========= ======
Deduct:
   Non accrual/cost recovery ................................        --                  --
   --
   Deferred loan fees........................................       (68)                (96)
   Deferred discounts on loans...............................    (1,431)             (2,705)
   Allowance for loan losses.................................      (835)               (659)
                                                              ---------            --------
Total........................................................    (2,334)             (3,460)
                                                              ---------            --------
Loans receivable, net........................................ $ 100,859            $93,605
                                                              =========            =======

(1) Includes primarily loans secured by deposit accounts in the Bank, and to a lesser extent, unsecured consumer credit.

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Company's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table below does not include any estimate of prepayments, which may significantly shorten the average life of a loan and may cause the Company's actual repayment experience to differ from that shown below.


                                                DUE IN ONE        DUE IN ONE        DUE AFTER
                                               YEAR OR LESS      TO FIVE YEARS     FIVE YEARS           TOTAL
                                               ------------      -------------     ----------           -----
                                                                         (IN THOUSANDS)
Real estate loans:
   One- to four-family fixed-rate...........     $   1,746        $   2,285        $  138,180       $   142,211
   One- to four-family adjustable-rate......           615            1,769           214,968           217,352
   Multifamily..............................            --            1,152               364             1,516
   Mixed use................................            --              349               831             1,180
   Commercial real estate...................           359            1,022             2,636             4,017
   Land.....................................            --              400               381               781
Consumer and other loans:
   Home equity lines of credit and
     second mortgage loans..................            --              251               957             1,208
   Other ...................................            --              305                --               305


     Total..................................     $   2,720        $   7,533        $  358,317       $   368,570
                                                 =========        =========        ==========       ===========



         The following table sets forth as of December 31, 1996 the dollar amount of the loans maturing subsequent to December 31, 1997 allocated between those with fixed interest rates and those with adjustable interest rates.

                                                               FIXED RATES     ADJUSTABLE RATES        TOTAL
                                                               -----------     ----------------        -----
                                                                               (IN THOUSANDS)
Real estate loans:
   One- to four-family........................................    $140,465         $  216,737       $   357,202
   Multifamily................................................       1,180                336             1,516
   Mixed use..................................................       1,180                 --             1,180
   Commercial real estate.....................................         280              3,378             3,658
   Land.......................................................         400                381               781
Consumer and other loans:
   Home equity lines of credit and second
     mortgage loans...........................................         592                616             1,208
   Other......................................................         305                 --               305
                                                                ----------         ----------       -----------
     Total.................................................... $   144,402        $   221,448       $   365,850
                                                               ===========        ===========       ===========

         Scheduled contractual principal repayments of loans may not reflect the actual life of such assets. The average life of loans may be substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the property. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

        ORIGINATION, PURCHASE AND SALE OF LOANS. Consistent with the Company's strategy of minimizing operating expenses, the Company emphasizes the purchase of loans rather than direct originations. The Company purchased $183.1 million, $145.9 million, $85.4 million, $33.4 million, and $21.1 million of loans during the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively. The Company's mortgage loan originations totaled $462,000, $2.7 million, $4.3 million, $1.8 million and $4.3 million in the years ended December 31, 1996, 1995, 1994, 1993, and 1992 respectively.


         Approximately 55.3% of the loans in the Company's portfolio are serviced by other lenders other than AGT for which the Company pays a fee ranging from a minimum of 25 basis points of the principal balance of the loan per annum to a maximum of $12 per month per loan. The institutions servicing loans for the Company, among other things, collect and remit loan payments, maintain escrow accounts, inspect properties and administer foreclosures when necessary.


         The Company sells whole loans to institutional investors and, accordingly, is a Federal National Mortgage Association ("FNMA") seller/servicer and a Federal Home Loan Mortgage Corporation ("FHLMC") servicer. The bulk of loans sold has consisted of long-term, fixed-rate mortgage loans sold to FNMA. The Company generally sells such loans with servicing retained.


         The  following  table  shows  loan  origination,   purchase,  sale  and
repayment activity of the Company during the periods indicated.


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 1996          1995         1994
                                                                             -----------  -----------   -----------
                                                                                          (IN THOUSANDS)
Total loans receivable at beginning of period..............................  $   248,492  $   154,742   $   100,859
Loans purchased:
 Real estate loans:
   One- to four-family variable rate.......................................      128,171       98,065        41,684
   One- to four-family fixed rate..........................................       53,915       47,845        40,155
   Multi-Family ...........................................................        1,000           --            --
   Mixed-used..............................................................           --           --         1,953
   Commercial real estate..................................................           --           --           109
   Consumer and other loans................................................           --           --         1,797
                                                                             -----------  -----------   -----------
     Total loans purchased.................................................      183,086      145,910        85,698
Loans originated:
 Real estate loans:
   One- to four-family variable rate.......................................           --           --         1,764
   One- to four-family fixed rate..........................................           25           80         1,267
   Commercial real estate..................................................           --           --         1,148
   Land ...................................................................          400           --            --
Home equity lines of credit and second mortgage loans......................           37        2,644            75
                                                                             -----------  -----------   -----------
     Total loans originated................................................          462        2,724         4,254
                                                                             -----------  -----------   -----------
     Total loans purchased and originated..................................      183,548      148,634        89,952

Loans sold.................................................................       18,829        6,192            --
Loans securitized..........................................................        8,275        2,794            --
Loan repayments............................................................       50,221       32,755        34,343
                                                                             -----------  -----------   -----------
   Total loans sold, securitized, and repaid...............................       77,325       41,741        34,343

Net change - TBFC ESOP Note Receivable ....................................           65           --            --
Net change in deferred discounts and loan fees.............................          379       11,286         1,386
Net transfers to REO ......................................................        1,513          471           250
Net provision for loan losses..............................................          646        1,386            90
Cost Recovery/Contra Assets ...............................................           41           --            --
Other loan debits/HELOC advances ..........................................          250           --            --
                                                                             -----------  -----------   -----------
Increase (decrease) in total loans receivable..............................      103,329       93,750      53,883
                                                                             -----------  -----------   -----------
Net loans receivable at end of period......................................  $   351,821  $   248,492   $   154,742
                                                                             ===========  ===========   ===========


         The Company's loan purchases during 1996 increased $37.2 million from fiscal year 1995 as the Company continued to expand the Bank's operations. During fiscal 1996 and 1995 the Company's loan purchases involved purchases of whole loans in the secondary market, principally from private investors. The Company's loan purchases during fiscal year 1996 included purchases of 35 pools with approximately 1,253 loans and minimal loan originations consistent with the Company's operating strategy. The Company's loan purchases during fiscal year 1995 included purchases of 26 pools with approximately 1,200 loans and minimal loan originations consistent with the Company's operating strategy. The Company's loan purchases during 1994 increased $52.0 million from fiscal year 1993 as the Company invested the proceeds from the initial public offering and expanded the Bank's operations.


         ONE-TO-FOUR FAMILY RESIDENTIAL LENDING. The Company originates both fixed- and adjustable-rate one- to four-family mortgage loans in accordance with FNMA and FHLMC underwriting guidelines for terms up to 30 years. In 1996, the Company originated $25,000 of loans secured by one- to four-family residential properties, excluding home equity lines of credit. The Company will make one- to four-family mortgage loans with up to a 95% loan-to-value ratio if private mortgage insurance is obtained on the portion of the principal amount in excess of 80% of the appraised value.


         MULTIFAMILY AND COMMERCIAL REAL ESTATE LENDING. Since 1990, the Company has not actively pursued multifamily and commercial real estate lending or loans secured by undeveloped land, and has substantially reduced originations of such loans. As of December 31, 1996, multifamily, mixed use, commercial real estate and land loans amounted to $7.5 million, or 2.03% of the Company's total loan portfolio.


         CONSUMER AND OTHER LENDING. The Company does not emphasize consumer or other loans, but from time to time, originates such loans as an accommodation to its customers or purchases such loans as part of larger loan packages. Such lending primarily includes home equity lines of credit and loans secured by savings deposits. During 1996, the Company originated $37,000 in consumer loans and $305,000 in other loans. At December 31, 1996, consumer and other loans totaled $305,000, or 0.08% of the Company's total loan portfolio. At December 31, 1996, total outstanding home equity lines of credit and second mortgage loans amounted to $1.2 million, or 0.33% of the Company's total loan portfolio.


         CRA LENDING ACTIVITIES. The Bank participates in various community development programs in an effort to meet its responsibilities under the CRA. In connection with the organization of TeleBanc in 1994, the Bank agreed with the Office of Thrift Supervision ("OTS") to make a minimum investment of $250,000 in a local community development corporation for the purpose of financing low and moderate income housing. In 1995, the OTS lifted the aforementioned requirement and the Bank has now committed to invest up to $500,000 in an investment tax credit fund that qualifies for CRA purposes.


         In 1995, the federal financial regulatory agencies promulgated a final rule revising the regulations that implement the CRA. The revised regulations outline special evaluations for wholesale institutions. The Bank believes that it meets the definition of a wholesale institution and that it serves the credit needs of the entire nation. The Bank will submit a request to the OTS to be designated as a wholesale institution in 1997.

MORTGAGE-BACKED AND RELATED SECURITIES, AND SECONDARY MARKET ACTIVITIES


         The Company maintains a significant portion of mortgage-backed securities, primarily in the form of privately insured mortgage pass-through securities, as well as Government National Mortgage Association ("GNMA"), FNMA, and FHLMC participation certificates, and securities issued by other nonagency organizations. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are senior tranches collateralized by federal agency securities or whole loans. The primary issuers of the Company's CMOs at December 31, 1996 include Residential Mortgage Acceptance Corp. and Federal Deposit
Insurance   Corporation.......In   the  fourth  quarter  of  1995,  the  Company
reclassified the entire held-to-maturity mortgage-backed security portfolio to available-for-sale. The following table sets forth the activity in the Company's mortgage-backed securities held-to-maturity portfolio during the periods indicated.


                                                                                YEAR ENDED DECEMBER 31,
                                                                                1995             1994
                                                                                ----             ----
                                                                                (DOLLARS IN THOUSANDS)
Mortgage-backed and related securities at beginning
   of period (not including available for sale)...............             $  221,005          $    77,387
   Purchases:
       Pass-through securities.............................                    55,110              129,462
     CMOs.....................................................                  5,235                   --
     FNMA.....................................................                     --                5,767
     GNMA.....................................................                     --               19,243
     FHLMC....................................................                     --               18,823
   Acquired in exchange for loans.............................                (10,465)                  --
   Sales (1)..................................................                (18,813)                (896)
   Repayments.................................................                (39,155)             (28,781)
   Transfer to held for sale..................................               (212,917)                  --
                                                                             ---------         ----------
Mortgage-backed and related securities at
 end of period (not including available for sale).............             $       --          $   221,005
                                                                           ==========          ===========


       The   following   table  sets  forth  the   activity  in  the   Company's
mortgage-back   securities  available  for  sale  portfolio  during  the  period indicated.

                                                                               YEAR ENDED DECEMBER 31,
                                                                              1996                1995
                                                                          ------------         -----------
                                                                                (DOLLARS IN THOUSANDS)
Mortgage-backed and related securities at beginning
   of period .................................................             $  234,835          $    15,459
   Purchases:
     Pass-through securities...............................                   109,600               13,183
     CMOs.....................................................                 30,053                   --
     FNMA.....................................................                 12,102                2,634
     GNMA.....................................................                 30,687                   --
     FHLMC....................................................                 14,194               12,810
   Transfer from held to maturity.............................                     --              212,917
   Sales (1)..................................................               (185,703)             (15,755)
   Repayments.................................................                (61,805)              (6,024)
   Transfer to trading........................................                     --               (1,650)
Provision for losses on securities............................                    (22)                  --
Mark to market ...............................................                    826                  811
FASB 122 servicing ...........................................                    (24)                  --
                                                                          ------------         -----------
Mortgage-backed and related securities at
 end of period ...............................................             $  184,743          $   234,835
                                                                          ============         ===========

------------------------

(1) Includes mortgage-backed securities on which call options have been exercised.

         The following table sets forth the scheduled maturities, carrying values, and current yields for the Company's portfolio of mortgage-backed securities at December 31, 1996:


                                              AFTER ONE BUT        AFTER FIVE BUT
                                            WITHIN FIVE YEARS     WITHIN TEN YEARS      AFTER TEN YEARS           TOTALS
                                           BALANCE   WEIGHTED    BALANCE   WEIGHTED    BALANCE   WEIGHTED    BALANCE   WEIGHTED
                                             DUE       YIELD       DUE       YIELD       DUE       YIELD       DUE       YIELD
                                          ---------    ------   --------     -----    ---------    ------   --------     ------
                                                               (DOLLARS IN THOUSANDS)
Private issuer                            $   4,116     7.01%   $  8,337      9.10%   $134,157      8.81%   $146,610      8.78%
Collateralized mortgage obligations              --       --         368      6.26      25,358      7.55      25,726      7.56
Agencies                                         --       --          --        --      12,407      8.11      12,407      8.11
                                          ---------    ------   --------     -----    ---------    ------   --------     ------
                                          $   4,116     7.01%   $  8,705      8.98%   $171,922      8.57%   $184,743      8.56%
                                          =========    =====    ========     =====    ========     ======   ========     =====

         In May 1996, the Company formed AGT, a 50% owned subsidiary which services loans for both the Bank and third parties. The Company entered into a loan servicing agreement with AGT on May 1, 1996 whereby AGT is paid a fee of $8 to $100 per loan per month depending upon the type of loan and whether it is performing or non-performing. AGT also receives a fee in its capacity as Master Servicer for the Company's subserviced portfolio and is reimbursed for any direct collection expenses including attorney fees, repair costs, etc. During the eight months ended December 31, 1996, the Company paid AGT a total of $297,029 in servicing fees and reimbursed the subsidiary for $215,326 in direct collection expenses.



         Most of the loans sold by the Company are sold on a servicing retained basis. Servicing includes collecting and remitting loan payments, holding escrow funds for the payment of real estate taxes, contacting delinquent mortgagors, in some cases advancing to the investor interest when the mortgage is delinquent, supervising foreclosures in the event of unremedied defaults and generally administering the loans. Under loan servicing contracts, the Company receives servicing fees that are withheld from the monthly payments made to investors. The Company's aggregate loan servicing fees amounted to $790,000, $126,000, and $61,000 in 1996, 1995, and 1994, respectively.


         The following table sets forth information regarding the Company's loan servicing portfolio at the dates shown.

                                                                      AT DECEMBER 31,
                                       -----------------------------------------------------------------------------
                                                 1996                      1995                       1994
                                       ------------------------- ------------------------- -------------------------
                                                       PERCENT                   PERCENT                   PERCENT
                                                         OF                        OF                        OF
                                         AMOUNT         TOTAL       AMOUNT        TOTAL       AMOUNT        TOTAL
                                       -----------   ----------  -----------   ----------   -----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Loans owned and serviced by
   the Company.......................  $   164,745      44.7%    $   161,625      61.0%     $    57,491     36.3%
Loans owned by the Company
   and serviced by others............      203,853      55.3         103,349      39.0          101,061     63.7
                                       -----------   --------    -----------    ------          -------   ------
   Total loans owned by the
     Company.........................  $   368,598     100.0%    $   264,974     100.0%     $   158,552    100.0%
                                       ===========   =======     ===========    ======      ===========   ======
Loans serviced for others............  $    45,856               $    18,196                $     9,513



NON-PERFORMING, DELINQUENT AND OTHER PROBLEM ASSETS


         GENERAL. It is management's policy to monitor continually its loan portfolio to anticipate and address potential and actual delinquencies. Valuations are periodically performed by management and an allowance for losses on REO is established by a charge to operations if the fair value of the property has changed.


         NONPERFORMING/UNDERPERFORMING ASSETS. Nonperforming and underperforming assets consist of loans on which interest is no longer accrued, loans which have been restructured in order to allow the borrower the ability to maintain control of the collateral, real estate acquired by foreclosure, real estate upon which deeds in lieu of foreclosure have been accepted and real estate owned which has been classified as in-substance foreclosure. Restructured loans and real estate owned have been written down to estimated fair value, based upon estimates of cash flow expected from the underlying collateral and appropriately discounted.

         The following table sets forth information with respect the Company's non-accrual loans, REO and In Substance Foreclosures ("ISF"), and troubled debt restructuring ("TDRs") at the dates indicated. As of December 31, 1993, the Company no longer classifies ISF loans as REO, which resulted in a decrease in REO of $2.2 million at that date as compared to prior periods.


                                                                       AT DECEMBER 31,
                                              1996           1995           1994            1993           1992
                                          -----------     -----------    -----------    -----------     -----------
                                                                   (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
   Real estate loans:
     One- to four-family................  $     8,979     $     4,526    $     1,296    $     1,570     $     3,074
     Commercial real estate.............        1,217             261            702            902             866
     Land...............................           --              --             --             --              --
     Construction.......................           --              --             --             --              --
   Home equity lines of credit and
     second mortgage loans..............           54             136             41             47              --
   Other................................           --              --             27             35             120
                                          -----------     -----------    -----------    -----------     -----------
Total...................................  $    10,250     $     4,923    $     2,066    $     2,554     $     4,060
                                          ===========     ===========    ===========    ===========     ===========
Accruing loans which are contractu-
 ally past due 90 days or more:
   Real estate loans:
     One- to four-family................  $        --     $       230    $        --    $        --     $        --
                                          -----------     -----------    -----------    -----------     -----------
Total...................................  $        --     $       230    $        --    $        --     $        --
                                          ===========     ===========    ===========    ===========     ===========
Total of non-accrual and 90 days
 past due loans.........................  $    10,250     $     5,153    $     2,066    $     2,554     $     4,060
                                          ===========     ===========    ===========    ===========     ===========
REO:
   One- to four-family..................  $     1,300     $       421    $        98    $       194     $       417
   Commercial real estate...............           --              --            206            665             529
   Land.................................           --             582            581            582             582
                                          -----------     -----------    -----------    -----------     -----------
                                                1,300           1,003            885          1,441           1,528
   Loss allowance for REO...............          (65)           (213)           (92)          (221)           (162)
                                          ------------    ------------   -----------    -----------     -----------
     Total REO, net.....................        1,235             790            793          1,220           1,366
                                          -----------     -----------    -----------    -----------     -----------
Total non-performing assets, net........  $    11,485     $     5,943    $     2,859          3,774     $     5,426
                                          ===========     ===========    ===========    ===========     ===========
Total non-performing assets, net,
   as a percentage of total assets......         1.83%           1.07%           0.7%           1.7%            2.4%
                                          ============    ===========    ============   ===========     ===========
Total loss allowance as a percentage
   of total non-performing assets,
   gross................................         26.3%          39.53%         34.45%         26.43%          14.69%
                                          ============    ===========    ===========    ===========     ===========
TDRs ..................................   $       435     $       365    $       688    $       413     $       454
                                          ============    ===========    ===========    ===========     ===========


         During 1996, non-performing assets increased by $5.5 million or 93.3%. This increase is attributed to the acquisition of $8.2 million of one-to-four family mortgage loans that were either non-performing or in bankruptcy at the time of purchase. The Company acquired these loans at a discount of $1.53 million or 18.6% in order to offset the potential risk. As of December 31, 1996, assets that were either non-performing or in bankruptcy at the time of purchase accounted for $2.8 million or 24.7% of total non-performing loans. The remainder of the growth in non-performing assets is attributed to the overall growth in the Company's loan portfolio during the year. The Company also uses a stringent policy for non-accrual loans whereby these loans remain in non-accrual status until all arrears have been paid and the borrower has demonstrated the ability to make timely payments. In addition, non-performing loans that were originated prior to the Bank's acquisition by MET Holdings totaled $1.5 million or 12.9% of total non-performing assets as of December 31, 1996.


         During  the years  ended  December  31,  1996,  1995,  1994,  and 1993, interest income of  approximately  $789,000,  $365,000,  $113,000,  and $46,000, respectively, would have been recorded on non-accruing loans had they been performing in accordance with their terms. No interest on non-accruing loans was included in income during the years ended December 31, 1996, 1995, 1994, and 1993. TDRs are loans to which the Company has granted certain concessions in light of the borrower's financial difficulty. The objective of the Company in granting these concessions, through a modification of terms, is to maximize the recovery of its investment. This modification of terms may include reduction in stated rate, extension of maturity at a more favorable rate, and/or reduction of accrued interest. TDRs with concessions totaled approximately $ 435,000, $365,000, $688,000 and $413,000 at December 31, 1996, 1995, 1994 and 1993,
respectively. TDRs continue to be closely monitored by the Company due to their inherent risk characteristics. Interest income recorded on TDRs in 1996, 1995, 1994 and 1993 was approximately $28,000, $45,000, $9,000 and $50,000, respectively.


         Loans which are not classified as non-accrual, past due 90 days or more or TDRs, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, past due 90 days or more or TDRs are considered potential problem loans. At December 31, 1996, loans still accruing interest, but identified by management as potential problem loans aggregated $2.4 million. The majority of these loans, identified as "special mention" loans, includes a $2.1 million pool of single family, non-performing, performing in accordance with a bankruptcy plan.


         ALLOWANCE FOR LOAN LOSSES. In originating and purchasing loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower over the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Company's and the industry's historical loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income.


         The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been identified but can be expected to occur. General allowances are established by management and approved by the Board of Directors. These allowances are reviewed monthly based on an assessment of risk in the Company's loan portfolio as a whole taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and general economic conditions. Additional provisions for losses on loans may be made in order to bring the allowance to a level deemed adequate. Additionally, the Company's internal audit consultants have established an independent internal loan review program which is followed by bank personnel.


         In general, the Company adds provisions to its allowance for loan losses in amounts equal to 0.20% of on-to-four family mortgages, 0.50% for home equity lines of credit and second trusts, 1.0% of multifamily and mixed use real estate loans and 2.0% of commercial and land loans. During 1996, the Company recorded a $624,000 net increase in the allowance for loan losses in relation to the $103.4 million increase in the loan portfolio. Of this increase in the allowance for loan losses, 84.4% of the amount related to the general valuation allowance ("GVA").


         During 1996, the Company purchased $53.2 million of one-to-four family mortgage loans which had additional credit enhancement available to offset any potential losses. Two pools of loans totaling $33.5 million had a credit reserve equal to 2.3% of the unpaid principal balance at the time of purchase available to offset any losses. One pool totaling $11.7 million has an indemnification whereby the seller must repurchase any loan that becomes more than four payments past due at any time during the life of the loan. The final pool of loans totaling $8.0 million had a credit reserve equal to approximately 10% of the unpaid principal balance at the time of acquisition. Since the available credit enhancement associated with these loans exceeds the expected potential losses, no additional reserves were recorded for them during the year.

         Information regarding movements in the provision for loan losses during the five year period ending December 31, 1996 is incorporated herein by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Earnings Performance -- Provision for Loan and Security Losses" included in this Form 10-K.


        The following table sets forth at December 31, 1996 the aggregate carrying value of the Company's assets classified as substandard, doubtful, loss, and special mention according to type.


                                                                                            TOTAL         SPECIAL
                                           SUBSTANDARD     DOUBTFUL         LOSS         CLASSIFIED       MENTION
                                                                       (IN THOUSANDS)
Loans:
   One- to four-family..................  $     8,979      $    --        $      439    $     9,418      $    2,138
   Commercial real estate...............        1,217           --               135          1,352             251
   Land.................................          --            --               --             --             --
   Home equity lines of credit and
     second mortgage....................           54           --                 5             59             --
                                          -----------      --------       ----------    -----------      ---------

Total loans.............................  $    10,250      $    --        $      579    $    10,829      $    2,389
                                          ===========      ========       ==========    ===========      ==========
REO:
   One- to four-family..................  $     1,235      $    --        $       65    $     1,300      $      --
                                          -----------      --------       ----------    -----------      ---------

Total REO...............................        1,235           --                65          1,300             --
                                          -----------      --------       ----------    -----------      ---------
Total...................................  $    11,485      $    --        $      644    $    12,129      $    2,389
                                          ===========      ========       ==========    ===========      ==========



         As a result of the declines in regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institution by the FDIC, OTS, and other state and federal regulators. Although the Company believes it has established its existing allowances for losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for losses, thereby negatively affecting the Company's financial condition and earnings.

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.


                                                                                   AT DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                    1996                      1995                      1994                       1993
                           ------------------------  ------------------------- -------------------------- -------------------------
                                       PERCENT OF                 PERCENT OF                PERCENT OF                PERCENT OF
                                      LOANS IN EACH              LOANS IN EACH             LOANS IN EACH             LOANS IN EACH
                                       CATEGORY TO                CATEGORY TO               CATEGORY TO               CATEGORY TO
                            AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                           ---------  -------------  ---------  -------------- ---------   -------------  ---------- --------------
                                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family..... $   2,529       97.55%    $   1,939       96.11%     $    603       92.81%     $     468      92.20%
  Multifamily.............        15        0.41            13        0.49            11        0.70              9       0.90
  Commercial real estate..       373        1.09           281        1.72           273        2.77            329       5.73
  Mixed use...............        12        0.32            18        0.68            --        1.23             --         --
  Land....................         8        0.21             8        0.14             8        0.24              1       0.02
  Construction............        --          --            --          --            --          --             --         --
Lease financing...........        --          --            --          --            --          --              3       0.02
Home equity lines of
  credit and second
  mortgage loans..........        20        0.42            28        0.83            16        2.14              5       0.98
Other consumer............        --          --            24        0.03            14        0.11             20       0.15
                           ---------     -------     ---------    --------      --------     -------      ---------    -------
Total allowance for
  loan losses............. $   2,957      100.00%    $   2,311      100.00%     $    925      100.00%     $     835     100.00%
                           =========     ========    =========    ========      ========     =======      =========    =======

                                  AT DECEMBER 31,
                           -----------------------------
                                      1992
                           ----------------------------
                                          PERCENT OF
                                         LOANS IN EACH
                                          CATEGORY TO
                               AMOUNT     TOTAL LOANS
                            ---------  ----------------

Real estate loans:
  One- to four-family.....   $     404       90.85%
  Multifamily.............           8        0.97
  Commercial real estate..         214        6.12
  Mixed use...............          --          --
  Land....................           2        0.05
  Construction............          --        0.20
Lease financing...........          18        0.12
Home equity lines of
  credit and second
  mortgage loans..........          12        1.44
Other consumer............           1        0.25
                             ---------    --------
Total allowance for
  loan losses.............   $     659      100.00%
                             =========    ========

        Included in the above amounts are specific reserves totaling $579,000, $392,000, $201,000, $240,000, and $260,000, at December 31, 1996, 1995, 1994,
1993, and 1992, respectively, related to loans classified as loss.


         REO. REO is initially recorded at estimated fair value less selling costs. Fair value is defined as the estimated amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Subsequent to foreclosure, REO is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines.


         As of December 31, 1996, all of the Company's REO consisted of one-to-four family real estate.


INVESTMENT SECURITIES





         The following table sets forth the cost basis and fair value of the Company's investment portfolio at the dates indicated.



                                                                      AT DECEMBER 31,
                                                 1996                     1995                        1994
                                       -------------------------  -----------------------  -------------------------
                                          COST           FAIR        COST         FAIR         COST         FAIR
                                          BASIS          VALUE       BASIS        VALUE        BASIS        VALUE
                                          -------      -------      -------      -------      -------     ---------
                                                                    (DOLLARS IN THOUSANDS)
Investment Securities:
   Held to maturity:
     Corporate debt.................    $      --    $      --    $      --     $     --     $  1,896     $   1,901
     Margin Account .................          18           18           --           --           --            --
     Other investments..............            1            1           --           --           --            --
   Available for sale:
     Municipal bonds................        7,325        7,507       12,360       12,712       10,460         9,722
     Corporate debt.................       22,525       23,569       22,850       23,987          823           826
     Obligations of U.S.
       government agencies..........       31,139       31,272        3,359        3,359           --            --
     Certificate of Deposits .......          499          499           --           --           --            --
                                          -------      -------      -------      -------      -------     ---------
Subtotal............................       61,505       62,866       38,569       40,058       13,179        12,449
   Securities purchased under
     agreements to resell...........        1,730        1,730           --           --        1,181         1,181
   Equity securities:
     Stock in FHLB Atlanta..........        7,300        7,300        5,275        5,275        4,900         4,900
     Stock in FHLMC ................        5,000        4,988           --           --           --            --
     Stock in FNMA .................        8,000        8,232           --           --           --            --
     Other Corporate Stock .........        1,011        1,011           --           --           --            --
                                        ---------    ---------    ---------     --------     --------     ---------
     Total..........................    $  84,546    $  86,127    $  43,844     $ 45,333     $ 19,260     $  18,530
                                        =========    =========    =========     ========     ========     =========

         The following table sets forth the scheduled maturities, carrying values, and current yields for the Company's investment portfolio of debt securities at December 31, 1995 (dollars in thousands):

                                                                        AFTER ONE BUT        AFTER FIVE BUT
                                                    WITHIN ONE YEAR   WITHIN FIVE YEARS     WITHIN TEN YEARS     AFTER TEN YEARS
                                                 ------------------- -------------------  --------------------- -----------------
                                                  BALANCE WEIGHTED    BALANCE   WEIGHTED    BALANCE   WEIGHTED    BALANCE   WEIGHTED
                                                    DUE     YIELD       DUE       YIELD       DUE       YIELD       DUE       YIELD
                                                 ------------------   -------- ---------   ---------  -------    --------  --------
                                                                                          (DOLLARS IN THOUSANDS)
Municipal bonds (a)                              $      --       --    $   568     7.42%   $  3,587      7.60%    $ 3,351     11.30%
Corporate debt                                          --       --      1,990     7.17       7,497      6.95      14,083      7.34
Certificates of Deposit                                 --       --        499     6.92          --        --          --        --
Obligations of U.S. Government Agencies                 --       --        989     7.17          --        --      30,283      6.09
Securities purchased under agreements to resell      1,748     6.19         --       --          --        --          --        --
Equities                                                --       --         --       --          --        --      14,231      7.31
                                                 ---------  ---------   ------ ---------   ---------  -------    --------  --------
                                                 $   1,748      6.19%  $ 4,046     7.17%   $ 11,084      7.16%    $61,948      6.94%
                                                 =========  ========   ======= =========   =========  =======     =======  ========

                                                        TOTALS
                                                ----------------------
                                                  BALANCE   WEIGHTED
                                                    DUE       YIELD
                                                 --------  --------
                                                (DOLLARS IN THOUSANDS)
Municipal bonds (a)                              $  7,506      6.01%
Corporate debt                                     23,570      7.20
Certificates of Deposit                               499      6.92
Obligations of U.S. Government Agencies            31,272      6.12
Securities purchased under agreements to resell     1,748      6.25
Equities                                           14,231      7.55
                                                 --------  --------
                                                 $ 78,826      6.70%
                                                 ========  ========


(a)  Yields on tax exempt obligations are computed on a tax equivalent basis.

Deposits and Other Sources of Funds


In 1996, the Bank introduced an Automatic Teller Machine Card ("ATM") associated with its money market accounts.


         Deposits in the Bank as of December 31, 1996 were represented by the various programs described below:


                                                                                                PERCENT
                                                                                               OF TOTAL
             TERM                       CATEGORY                          BALANCE              DEPOSITS
             ----                       --------                          -------              --------
                                                                      (In thousands)
         None                  Checking Accounts                        $       309              0.08%
         None                  Money Market Accounts                        109,835             28.13%
         None                  Passbook Accounts                              1,758              0.45%

                               Certificates of Deposit
         3-month               Fixed-Term, Fixed-Rate                         1,210              0.31%
         6-month               Fixed-Term, Fixed-Rate                         6,408              1.64%
         12-month              Fixed-Term, Fixed-Rate                        39,402             10.09%
         18-month              Fixed-Term, Fixed-Rate                         7,181              1.84%
         2-year                Fixed-Term, Fixed-Rate                        41,443             10.61%
         30-month              Fixed-Term, Fixed-Rate                        46,294             11.86%
         3-year                Fixed-Term, Fixed-Rate                        20,985              5.37%
         4-year                Fixed-Term, Fixed-Rate                           717              0.18%
         5-year                Fixed-Term, Fixed-Rate                       107,289             27.48%
         7-year                Fixed-Term, Fixed-Rate                         4,658              1.19%
         10-year               Fixed-Term, Fixed-Rate                         2,997              0.77%
                                                                        -----------              -----
         Total                                                          $   390,486            100.00%
                                                                        ===========            =======

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company between the dates indicated:


                                        BALANCE                                       BALANCE
                                           AT          PERCENTAGE                        AT          PERCENTAGE
                                       DECEMBER 31,        OF          INCREASE     DECEMBER 31,         OF          INCREASE
              ACCOUNTS                     1996         DEPOSIT       (DECREASE)       1995           DEPOSITS      (DECREASE)
              --------                     ----         -------       ----------       ----           --------      ----------
                                                                                       (Dollars in thousands)
Passbook.............................. $    1,758           .45%       $    (262)     $   2,020          0.66%       $    (680)
Money market..........................    109,835         28.13           34,103         75,732         24.71           65,342
Checking..............................        309           .08           (1,439)         1,748          0.57            1,449
Certificates of deposit...............    278,584         71.34           51,584        227,000         74.06           27,978
                                          -------         -----           ------      ---------      --------        ---------
     Total............................ $  390,486        100.00%       $  83,986      $306,500         100.00%       $  94,089
                                          =======        ======           ======      ========         ======        =========



                                           BALANCE
                                              AT         PERCENTAGE
                                         DECEMBER 31,        OF
              ACCOUNTS                       1994         DEPOSITS
              --------                       ----         --------
                                            (Dollars in thousands)
Passbook..............................    $   2,700          1.27%
Money market..........................       10,390          4.89
Checking..............................          299          0.14
Certificates of deposit...............      199,022         93.70
                                          ---------       -------
     Total............................    $ 212,411        100.00%
                                          =========        ======

         The following table sets forth certificates of deposit and money market accounts in the Company classified by rates at the dates indicated.



                                               AT DECEMBER 31,
                                   1996             1995              1994
                               -----------       -----------      -----------
                                               (IN THOUSANDS)
0 - 1.99%..................... $     5,235       $      --        $        --
2 - 3.99%.....................         148              --              1,844
4 - 5.99%.....................     210,481           141,750           65,533
6 - 7.99%.....................     170,056           158,375          106,915
8 - 9.99%.....................       1,709             1,817           22,549
10 - 11.99%...................         790               790            2,181
                               -----------       -----------      -----------
                                   388,419       $   302,732      $   199,022
                               ===========       ===========      ===========



        The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.


                                                              CERTIFICATES
                                                               OF DEPOSIT
                                                             (IN THOUSANDS)
 Three months or less........................................   $    2,144
 Three through six months....................................        6,901
 Six through twelve months...................................        4,791
 Over twelve months..........................................       12,366
                                                                ----------
 Total.......................................................   $   26,202
                                                                ==========



BORROWINGS


        Although deposits are the Company's primary source of funds, the Company also utilizes borrowings from the FHLB of Atlanta and securities sold under agreements to repurchase as alternative funding sources As a member of the FHLB System, which, among other things, functions in a reserve credit capacity for savings institutions, the Company is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States of America) provided certain creditworthiness standards have been met. See "Regulation."


        As of December 31, 1996 the Company had outstanding advances of $144.8 million from the FHLB of Atlanta at interest rates ranging from 5.33% to 6.95% and at a weighted average rate of 5.94%.

         The Company also borrows funds by entering into sales of securities under agreements to repurchase the same securities with nationally recognized investment banking firms. The securities are held in custody by the investment banking firms with which the Company enters into the repurchase agreement. Reverse repurchase agreements are treated as borrowings by the Company and are secured by designated fixed and variable rate securities. The proceeds of these transactions are used to meet cash flow or asset/liability matching needs of the Company. The following table sets forth certain information regarding reverse repurchase agreements for the dates indicated:


                                                                     1996             1995              1994
                                                                     ----             ----              ----
                                                                             (DOLLARS IN THOUSANDS)
Weighted average balance during the year......................  $    68,920       $    97,692      $    45,759
Weighted average interest rate during the year................        5.77%             6.29%             4.92%
Maximum month-end balance during the year.....................  $    97,416       $   119,507      $    79,613
Mortgage-backed securities underlying
   the agreements as of the end of the year:
   Carrying value, including accrued interest.................       22,856           103,590           93,608
Estimated market value........................................       22,804           103,891           89,224

Agencies
   Carrying value, including accrued interest.................       38,562            10,499           30,794
   Estimated market value.....................................       38,621            10,594           29,441

         The following table sets forth information regarding the weighted average interest rates and the highest and average month end balances of the Company's borrowings.



                                          AT OR                                                       AT OR
                                   FOR THE YEAR ENDED                                           FOR THE YEAR ENDED
                                    DECEMBER 31, 1996                                            DECEMBER 31, 1995
                       ----------------------------------------------------- -------------------------------------------------------
                                WEIGHTED   MAXIMUM    WEIGHTED    AVERAGE               WEIGHTED   MAXIMUM    WEIGHTED    AVERAGE
                        ENDING  AVERAGE   AMOUNT AT   AVERAGE     WEIGHTED     ENDING   AVERAGE   AMOUNT AT   AVERAGE     WEIGHTED
CATEGORY               BALANCE    RATE    MONTH-END   BALANCE   AVERAGE RATE   BALANCE   RATE     MONTH-END   BALANCE  AVERAGE RATE
--------              --------  --------  ---------  ---------  ------------  --------  --------  ---------   -------  ------------
                                                                              (Dollars in thousands)
Advances from the FHLB
 of Atlanta...........$144,800    5.94%   $154,500    $120,633     5.91%     $ 105,500    5.87%   $ 106,800   $104,110     6.06%
Securities sold under
 agreement to
repurchase            $ 57,581    5.69%   $ 97,416      68,920     5.77%     $  93,905    6.06%   $ 119,507   $ 97,692     6.29%


                                                        AT OR
                                                 FOR THE YEAR ENDED
                                                  DECEMBER 31, 1994
                        -------------------------------------------------------
                                  WEIGHTED     MAXIMUM     WEIGHTED   AVERAGE
                         ENDING   AVERAGE     AMOUNT AT    AVERAGE    WEIGHTED
CATEGORY                 BALANCE   RATE       MONTH-END    BALANCE  AVERAGE RATE
--------                 -------  --------   ----------   --------- ------------

Advances from the FHLB
 of Atlanta...........  $96,000    5.36%     $ 112,000     $82,358      4.64%
Securities sold under
 agreement to
repurchase              $79,613    5.81%     $  79,613     $45,759      4.92%

PROPERTIES



         During 1996, the Bank operated from the Company's headquarters located at 1111 North Highland Street, Arlington, Virginia 22201 and from an office that it subleases from Arbor Capital Partners, Inc., a subsidiary of MET Holdings ("Arbor Capital"), in New York for approximately $58,000 per year.





SUBSIDIARIES


         During the second quarter of 1996, the Bank through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC") funded 50% of the capital commitment for a new entity, AGT Mortgage Services, LLC ("AGT"). AGT services performing loans and workouts for troubled or defaulted loans for a fee. The Bank also provided in the second quarter of 1996, 50% of the capital commitment for an additional new entity, AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio.


EMPLOYEES


         At  December  31,  1996,  the Company had  approximately  40  full-time employees. Management considers its relations with its employees to be excellent. The Bank's employees are not represented by any collective bargaining group.




                                   REGULATION


GENERAL


         The Company, as a savings and loan holding company, and the Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. The Bank also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC") and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" as to the impact of certain laws, rules and regulations on the operations of the Company and the Bank. Set forth below is a description of certain recent regulatory developments.


         In September 1996, legislation (the "1996 legislation") was enacted to address the undercapitalization of the SAIF, of which the Bank is a member. As a result of the 1996 legislation, the FDIC imposed a one-time special assessment of 0.657% on deposits insured by the SAIF as of March 31, 1995. The Bank incurred a one-time charge of $1.7 million (before taxes) to pay for the special assessment based upon its level of SAIF deposits as of March 31, 1995. After the SAIF was deemed to be recapitalized, the Bank's deposit insurance premiums to the SAIF were reduced as of September 30, 1996. The Bank expects that its future deposit insurance premiums will continue to be lower than the premiums it paid prior to the recapitalization.


         The 1996 legislation also contemplates the merger of the SAIF with the Bank Insurance Fund (the "BIF"), which generally insures deposits in national and state-chartered banks. The combined deposit insurance fund, which will be formed no earlier than January 1, 1999, will insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association. The Secretary of the Treasury is required to report to the Congress no later than March 31, 1997 with respect to the development of a common charter for all insured depository institutions. If legislation with respect to the development of a common charter is enacted, the Bank may be required to convert its federal charter to either a new federal type of bank charter or state depository institution charter. Future legislation also may result in the Company becoming g regulated as a bank holding company by the Federal Reserve Board rather than a savings and loan holding company regulated by the OTS. Regulation by the Federal Reserve Board could subject the Company to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Company and the Bank are unable to predict whether such legislation will be enacted.


         The 1996 legislation also contained several provision that could impact operations of the Bank, including augmenting the Bank's commercial lending authority by 10% of assets, provided that any loans in excess of 10% are used for small business loans. Furthermore, the qualified thrift lender test that the Bank must comply with was liberalized to provide that small business, credit card and student loans can be included without any limit, and that the Bank can qualify as a qualified thrift lender by meeting either the test set forth in the Home Owners' Loan Act or under the definition of a domestic building and loan association as defined under the Internal Revenue Code of 1086, as amended (the "IRC").


         Separate legislation was enacted in 1996, and is effective for tax years beginning after December 31, 1995, repealing the thrift bad debt provisions of Section 593 of the IRC under which qualified savings institutions calculated their bad debt deduction for federal income tax purposes. As a result, the Bank will no longer be able to use the "reserve method" for computing its bad debt deduction and will be allowed to deduct only those bad debts actually incurred during the taxable year. The bad debt provisions of this legislation also require thrifts to recapture and pay tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's first taxable year beginning after December 31, 1995. This recapture is suspended for up to two years, however, if the thrift meets a residential loan origination test. The legislation exempted from recapture $(264,000) in pre-1988 bad debt deductions taken by the Bank and will defer up to two years the recapture of an additional $549,000, subject to the Bank's compliance with the new home mortgage residential loan origination test.


         During  1996,  the  OTS  continued  its  comprehensive  review  of  its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations concerning lending and investments, corporate governance, subsidiaries and equity investments, conflicts of interest and usurpation of corporate opportunity. The OTS's revised lending and investments regulation generally imposes general safety and soundness standards, and also provides that commercial loans made by a service corporation of a savings association will be exempted from an institution's overall 10% limit on commercial loans. Such regulations now allow an institution to use its own cost-of-funds index in structuring adjustable rate mortgages, and eliminate percentage of assets limitations on credit card lending.


         The OTS's revised subsidiaries and equity investment regulation consolidated all OTS regulations that apply to various types of subsidiaries of federal associations and updates the list of pre-approved service corporation activities with additional activities that the OTS has deemed to be reasonable related to the activities of federal savings institutions. The revised corporate governance regulation is intended to prove greater flexibility with respect to corporate governance of federal savings institutions, such as the Bank.


         The OTS also converted its policy statement on conflicts of interest to a regulation that is intended to be based upon common law principles of "duty of loyalty" and "duty of care." The new conflicts regulation provides that directors, officers, employees, person having the power to control the management or policies of savings associations, and other persons who owe fiduciary duties to savings associations, and other persons who owe fiduciary duties to savings institutions will be prohibited from advance their own personal or business interests, or those of others, at the expense of the institutions they serve, The "appearance of a conflict of interest" standard was removed from the scope of the revised rule. The OTS also clarified that "persons having the power to control management or policies of savings associations" includes holding companies such as the Company. The OTS corporate opportunity regulations and policy statements also were eliminated and replaced with a standard similar to common law standards governing usurpation of corporate opportunity. Significantly under the revised regulation, transfers of a line of business within a holding company structure will not be deemed to be a usurpation of corporate opportunity if an institution receives fair market consideration for a line of business transferred to its holding company or its affiliates. In such transactions, the OTS will generally defer to decisions made by a holding company, subject to compliance with Sections 23A or 23B of the Federal Reserve Act and general safety and soundness principles.


ITEM 2.       PROPERTIES


         Reference is made to the information set forth under the caption "Properties" under Item 1. Business of this Annual Report on Form 10-K.


ITEM 3.     LEGAL PROCEEDINGS


         There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of TeleBanc stockholders during the fourth quarter of the fiscal year ended December 31, 1996.




                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


         Information as to the principal market on which the Company's common stock is traded, the Company's dividend policy and the high and low bid quotations or sales prices, as applicable, for each calendar quarter since the Company's initial public offering is incorporated herein by reference to the section titled "Company Information" in the 1996 Annual Report to Stockholders. The approximate number of holders of record of the Company's common stock at December 31, 1996 was less than 200.


ITEM 6.     SELECTED FINANCIAL DATA


         Selected consolidated financial data for the five years ended December 31, 1996 included in the section titled "Selected Financial Data" in the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Management's Discussion and Analysis of Financial Condition and Results of Operations included in the section so titled in the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Certain of the information required by this Item is incorporated by reference to the sections titled "Consolidated Statements of Financial Condition," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and

"Notes to Consolidated Financial Statements" in the 1996 Annual Report to Stockholders. The independent auditors' report of Arthur Andersen LLP with respect to the Company's consolidated statements of financial condition at December 31, 1996 and 1995 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 is filed as Exhibit 99 and is incorporated herein by reference. The independent auditors' report of KPMG Peat Marwick LLP with respect to the Company's consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994 is filed as Exhibit 99 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Item 9 is not applicable.




                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Pursuant to General Instruction G of the Form 10-K, such information shall be filed as an amendment no later than 120 days from December 31, 1996.


ITEM 11.      EXECUTIVE COMPENSATION


                  Pursuant to General Instruction G of the Form 10-K, such information shall be filed as an amendment no later than 120 days from December 31, 1996.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                  Pursuant to General Instruction G of the Form 10-K, such information shall be filed as an amendment no later than 120 days from December 31, 1996.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  Pursuant to General Instruction G of the Form 10-K, such information shall be filed as an amendment no later than 120 days from December 31, 1996.




                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)(1) The following consolidated financial statements of registrant and its subsidiary and report of independent auditors are included in Item 8 hereof.


         Report of Independent Auditors.


         Consolidated Statements of Financial Condition - December 31, 1996 and 1995.


         Consolidated Statements of Operations - Years Ended December 31, 1996, 1995 and 1994.


         Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994.


         Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.


         (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


         (a)(3) The following exhibits are either filed with this Report or are incorporated herein by reference:


     3.1(a) Amended and Restated Certificate of Incorporation of the Company.*

     3.1(b) Certificate of Designation***

     3.2  Bylaws of the Company.

     4.1  Specimen certificate of shares of Common Stock.**

     10.1 1994 Stock Option Plan.**

     10.2 Tax Allocation Agreement, dated April 7, 1994, between the Bank and the Company.*

     10.3 Unit Purchase Agreement, dated as of February 19, 1997, among the Company and the Purchasers identified therein. ***

     10.4 Amended and Restated Acquisition Agreement, dated as of February 19, 1997, among the Company, Arbor Capital Partners, Inc., MET Holdings, Inc., and William M. Daugherty. ***

     11   Statement regarding computation of per share earnings.

     13 1996 Annual Report to Stockholders, portions of which have been incorporated by reference into this Form 10-K.

     21   Subsidiaries of the Registrant.

     23.1 Consent of Arthur Andersen LLP and KPMG Peat Marwick LLP.

         (b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1996.


         (c)      Exhibits to this Form 10-K are attached.


         (d)      Not applicable.


     99.1  Independent Auditor's report of Arthur Andersen LLP.

     99.2  Independent Auditor's report of KPMG Peat Marwick.


------------------

     * Incorporated by reference to pre-effective Amendment No. 1 to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on May 3, 1994.


     ** Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on March 25, 1994.


     *** Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on March 17, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1996.


                                               TELEBANC FINANCIAL CORPORATION
                                                         Registrant


                                               By:    /s/ Mitchell H. Caplan
                                                   --------------------------
                                                          Mitchell H. Caplan
                                                              President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1996.


         Signature                                                                    Title


/s/ David A. Smilow                                                       Chairman of the Board & CEO
-----------------------------                                            (principal executive officer)
David A. Smilow

/s/ Mitchell H. Caplan                                                     President, Vice Chairman
-----------------------------                                                     and Director
Mitchell H. Caplan

/s/ Aileen Lopez Pugh                                                     Executive Vice President and
-----------------------------                                           Chief Financial Officer/Treasurer
Aileen Lopez Pugh                                                 (principal financial and accounting officer)

/s/ David DeCamp                                                                    Director
-----------------------------
David DeCamp

/s/ Arlen W. Gelbard                                                                Director
-----------------------------
Arlen W. Gelbard


/s/ Dean C. Kehler                                                                  Director
-----------------------------
Dean C. Kehler


/s/ Steven F. Piaker                                                                Director
-----------------------------
Steven F. Piaker


/s/ Mark Rollinson                                                                  Director
-----------------------------
Mark Rollinson

                               INDEX TO FINANCIALS


         Report of Independent Auditors.


         Consolidated Statements of Financial Condition - December 31, 1996 and 1995.


         Consolidated Statements of Operations - Years Ended December 31, 1996, 1995 and 1994.


         Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994.


         Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.


         Notes to Consolidated Financial Statements.

                                  EXHIBIT INDEX

                                                                                                   SEQUENTIALLY
                                                                                                     NUMBERED
  EXHIBIT NO.                                       EXHIBIT                                            PAGE
  -----------                                       -------                                        -------------
     3.1(a) Amended and Restated Certificate of Incorporation of the Company.*

     3.1(b) Certificate of Designation***

     3.2  Bylaws of the Company.

     4.1  Specimen certificate of shares of Common Stock.**

     10.1 1994 Stock Option Plan.**

     10.2 Tax Allocation Agreement, dated April 7, 1994, between the Bank and the Company.*

     10.3 Unit  Purchase  Agreement,  dated as of February 19,  1997,  among the
          Company and the Purchasers identified therein. ***

     10.4 Amended and Restated Acquisition  Agreement,  dated as of February 19,
          1997, among the Company,  Arbor Capital Partners,  Inc., MET Holdings,
          Inc., and William M. Daugherty. ***

     11   Statement regarding computation of per share earnings.

     13 1996 Annual Report to Stockholders, portions of which have been incorporated by reference into this Form 10-K.

     21   Subsidiaries of the Registrant.

     23.1 Consent of Arthur Andersen LLP and KPMG Peat Marwick LLP.

         (b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1996.


         (c)      Exhibits to this Form 10-K are attached.

         (d)      Not applicable.

     99.1  Independent Auditor's report of Arthur Andersen LLP.

     99.2  Independent Auditor's report of KPMG Peat Marwick.
------------------

     * Incorporated by reference to pre-effective Amendment No. 1 to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on May 3, 1994.


     ** Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on March 25, 1994.


     ***  Incorporated  by reference  from the Company's  Current Report on Form
          8-K, as filed with the SEC on March 17, 1997.


