Form 10-K/A
period 1996-12-31
TELEBANC FINANCIAL CORP
filed 1997-04-24
CIK 920986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                         Commission file number 33-76930

                         TELEBANC FINANCIAL CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                13-3759196
   --------------------------------------------        -------------------------
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                  Identification No.)

        1111 NORTH HIGHLAND STREET, ARLINGTON, VIRGINIA          22201
        -----------------------------------------------     -----------------
           (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (703) 247-3700.

           Securities registered pursuant to Section 12(b) of the Act:

                                (Not applicable)

           Securities registered pursuant to Section 12(g) of the Act:

                                (Not applicable)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Based upon the closing price of the registrant's common stock as of March 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is $10.4 million.*

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.
                Outstanding at March 20, 1997: 2,211,961 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 - 13.

----------
* Solely for purposes of this calculation, all executive officers and directors of the registrant, Employee Stock Ownership Plan and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

                                EXPLANATORY NOTE

         This Form 10-K/A is being filed to provide the information  required in
Part III of Form 10-K and to file Exhibit 99.1.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information set forth under the caption "Election of Directors" in the definitive proxy statement for the 1997 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the captions "Executive Compensation and Other Information" and "Election of Directors -- Compensation of Directors" in the definitive proxy statement for the 1997 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the captions "Stock Owned by Management and Certain Beneficial Owners" and "Executive Compensation and Other Information -- Security Ownership of the Company's Parent by Management" in the definitive proxy statement for the 1997 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under the captions "Election of Directors" and "Executive Compensation and Other Information" in the definitive proxy statement for the 1997 Annual Meeting of Stockholders, and such information is incorporated herein by reference.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following exhibit is filed with this report:


       99.1 Definitive proxy statement for the 1997 Annual Meeting of Stockholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 23rd day of April, 1997.

                                                TELEBANC FINANCIAL CORPORATION
                                                -------------------------------
                                                           Registrant


                                                By:   /s/ Mitchell H. Caplan
                                                      --------------------------
                                                      Mitchell H. Caplan
                                                      Vice Chairman of the Board
                                                         and President

                                  EXHIBIT INDEX
                                                                    Sequentially
                                                                      Numbered
  Exhibit No.                         Exhibit                           Page
  -----------                         -------                           ----

     99.1 Definitive proxy statement for the 1997 Annual Meeting of Stockholders.