Form 10-K/A
period 1996-12-31
TELEBANC FINANCIAL CORP
filed 1997-05-07
CIK 920986

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

                         Commission file number 33-76930

                         TELEBANC FINANCIAL CORPORATION
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         13-3759196
------------------------------------------               -----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

1111 NORTH HIGHLAND STREET, ARLINGTON, VIRGINIA                    22201
-----------------------------------------------          -----------------------
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

                 Class: Common Stock, par value $.01 per share.
                Outstanding at March 20, 1997: 2,211,961 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
PARTS I AND II: Annual report to shareholders for the fiscal year ended December 31, 1996.
PART III: Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders.
----------
* Solely for purposes of this calculation, all executive officers and directors of the registrant, Employee Stock Ownership Plan and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.


                                EXPLANATORY NOTE

     This Form 10-K/A is being filed solely to file Exhibit 27.


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

         3.1(b)   Certificate of Designation.***

         3.2      Bylaws of the Company.****

         4.1      Specimen certificate of shares of Common Stock.**

         10.1     1994 Stock Option Plan.**

         10.2 Tax Allocation Agreement, dated April 7, 1994, between the Bank and the Company.*

         10.3 Unit Purchase Agreement, dated as of February 19, 1997, among the Company and the Purchasers identified therein. ***

         10.4 Amended and Restated Acquisition Agreement, dated as of February 19, 1997, among the Company, Arbor Capital Partners, Inc., MET Holdings Corporation, and William M. Daugherty. ***

         11       Statement regarding computation of per share earnings.****

         13       1996 Annual Report to Stockholders.****

         21       Subsidiaries of the Registrant.****

         23.1     Consent of Arthur Andersen LLP and KPMG Peat Marwick LLP.****

         27       Financial Data Schedule.

         99.1     Independent auditor's report of Arthur Andersen LLP.****

         99.2     Independent auditor's report of KPMG Peat Marwick.****

         99.3 Definitive proxy statement for the 1997 Annual Meeting of Stockholders.*****

         (b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1996.

         (c)      Exhibits to this Form 10-K/A are attached.

         (d)      Not applicable.

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

** Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on March 25, 1994.

*** Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on March 17, 1997.

**** Exhibit was filed as part of the Company's Report on Form 10-K, as filed with the SEC on March 31, 1997.

***** Exhibit was filed as part of the Company's Report on Form 10-K/A, as filed with the SEC on April 24, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 7th day of May, 1997.

                                          TELEBANC FINANCIAL CORPORATION
                                          --------------------------------------
                                                       Registrant


                                          By:   /s/ Aileen Lopez Pugh
                                                --------------------------------
                                                Aileen Lopez Pugh
                                                Executive Vice President - Chief
                                                     Financial Officer/Treasurer

                                  EXHIBIT INDEX

                                                                                                   Sequentially
                                                                                                     Numbered
  Exhibit No.                                       Exhibit                                            Page
  -----------                                       -------                                            ----
      3.1(a)      Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company.*

      3.1(b)      Certificate of Designation.***

      3.2         Bylaws of the Company.****

      4.1         Specimen certificate of shares of Common Stock.**

      10.1        1994 Stock Option Plan.**

      10.2        Tax  Allocation  Agreement,  dated April 7, 1994,  between the
                  Bank and the Company.*

      10.3 Unit Purchase Agreement, dated as of February 19, 1997, among the Company and the Purchasers identified therein. ***

      10.4        Amended  and  Restated  Acquisition  Agreement,  dated  as  of
                  February 19, 1997, among the Company,  Arbor Capital Partners,
                  Inc., MET Holdings Corporation, and William M. Daugherty. ***

      11          Statement regarding computation of per share earnings.****

      13          1996 Annual Report to Stockholders.****

      21          Subsidiaries of the Registrant.****

      23.1        Consent of Arthur Andersen LLP and KPMG Peat Marwick LLP.****

      27          Financial Data Schedule

      99.1        Independent auditor's report of Arthur Andersen LLP.****

      99.2        Independent auditor's report of KPMG Peat Marwick.****

      99.3 Definitive proxy statement for the 1997 Annual Meeting of Stockholders.*****

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

**       Incorporated by reference to  the Company's  registration  statement on Form S-1 (File No.  33-76930) filed with the SEC on March 25, 1994.

***      Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on March 17,
         1997.

****     Exhibit was filed as part of the  Company's  Report on Form 10-K,  as filed with the SEC on March 31, 1997.

*****    Exhibit was filed as part of the Company's Report on Form 10-K/A,  as filed with the SEC on April 24, 1997.
