Form 10-Q
period 1997-03-31
TELEBANC FINANCIAL CORP
filed 1997-05-15
CIK 920986

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 33-76930

                         TELEBANC FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      13-3759196
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)

               1111 N. HIGHLAND STREET, ARLINGTON, VIRGINIA 22201
               (Address of principal executive office) (Zip code)

                                 (703) 247-3700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X                No

Indicate the number of shares outstanding for the issuer's classes of common stock, as of April 28, 1997.

           $.01 par value of common stock              2,211,961
                       (class)                       (outstanding)

                         TELEBANC FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX




Part I - Financial Information                                                                  Page

Consolidated Statements of Financial Condition - March 31, 1997 and December 31, 1996            3


Consolidated Statements of Operations -- Three months ended March 31, 1997 and 1996              4

Consolidated Statements of Changes in Stockholders' Equity - Three months ended March
   31, 1997 and 1996                                                                             6


Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996               7

Notes to Consolidated Financial Statements                                                       9


Management's Discussion and Analysis of Financial Condition and Results of Operations            12

Part II -- Other Information

Item 5, Other Information                                                                        19

Item 6, Exhibits and Reports on Form 8-K                                                         19
Signatures                                                                                       20

                         TELEBANC FINANCIAL CORPORATION


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (Dollars in Thousands, Except Per Share Data)

                                                                                         March 31,        December 31,
Assets:                                                                                    1997               1996
                                                                                       -----------       ------------
                                                                                       (unaudited)
Cash and cash equivalents                                                                  $ 8,522        $    3,259
Investment securities available for sale                                                    80,828            78,826
Mortgage-backed securities available for sale                                              242,114           184,743
Loans receivable, net                                                                      220,872           185,757
Loans receivable held for sale                                                             197,471           166,064
Other assets                                                                                33,067            29,316
                                                                                            ------            ------

                                 Total assets                                            $ 782,874         $ 647,965
                                                                                           =======           =======

Liabilities and Stockholders' Equity:

Liabilities:
Deposits                                                                                 $ 400,700         $ 390,486
Advances from the Federal Home Loan Bank of Atlanta                                        165,000           144,800
Securities sold under agreements to repurchase                                             132,266            57,581
Subordinated debt                                                                           29,444            16,586
Other liabilities                                                                           14,602            13,854
                                                                                            ------            ------

                               Total liabilities                                           742,012           623,307
                                                                                           -------           -------

Commitments and contingencies                                                                   --                --

Stockholders' equity:
4% Cumulative Preferred Stock, $0.01 par value,
         500,000 shares authorized
         Series A, 18,850 issued and outstanding                                                --                --
         Series B, 4,050 issued and outstanding                                                 --                --
         Series C, 7,000 issued and outstanding                                                 --                --
Common stock, $0.01 par value, 3,500,000 shares authorized;  2,211,961 and
         2,049,500 issued and outstanding                                                       22                20
Additional paid-in capital                                                                  31,190            14,637
Retained earnings, substantially restricted                                                  8,719             7,905
Unrealized gain on securities available for sale, net of deferred tax                          931             2,096
                                                                                 -             ---             -----

                          Total stockholders' equity                                        40,862            24,658
                                                                                            ------            ------

                                                                                         $ 782,874         $ 647,965
                                                                                           =======           =======
          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           1997           1996
Interest income:
     Mortgage loans and other loans                                    $  7,557       $  5,296
     Mortgage-backed and related securities                               3,805          4,948
     Investment securities                                                1,444            875
     Other                                                                   31             12
                                                                             --             --

           Total interest income                                         12,837         11,131
                                                                         ------         ------

Interest expense:
     Deposits                                                             5,705          4,868
     Advances from the Federal Home Loan Bank of Atlanta                  2,073          1,464
     Reverse repurchase agreements                                        1,457          1,506
     Subordinated debt                                                      643            519
                                                                            ---            ---

          Total interest expense                                          9,878          8,357
                                                                          -----          -----

          Net interest income                                             2,959          2,774

Provision for loan losses                                                   243            419
                                                                            ---            ---

          Net interest income after provision for loan losses             2,716          2,355
                                                                          -----          -----

Non-interest income:
     Gain on sale of securities                                             238            241
     Gain on sale of loans                                                  127             --
     Fees, service charges, and other                                       253            364
                                                                            ---            ---

          Total non-interest income                                         618            605
                                                                            ---            ---
                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                         Three Months
                                                                             Ended
                                                                            March 31,
                                                                      1997            1996
Non-interest expenses:
     General and administrative expenses:
          Compensation and employee benefits                         1,176             924
          Other                                                        721             755
                                                                       ---             ---

               Total general and administrative expenses             1,897           1,679
                                                                     -----           -----

     Other non-interest expenses:
          Net operating costs of real estate acquired
             through foreclosure                                        74              10
          Amortization of goodwill and other tangibles                 134             290
                                                                       ---             ---

               Total other non-interest expenses                       208             300
                                                                       ---             ---

                    Total non-interest expenses                      2,105           1,979
                                                                     -----           -----

          Income before income tax expense                           1,229             981

Income tax expense                                                     355             332
                                                                       ---             ---

          Net income                                                $  874          $  649
                                                                       ===             ===

Preferred stock dividends                                               60              --
                                                                        --              --

Earnings available to Common Stockholders                           $  814          $  649
                                                                       ===             ===

Earnings per share:
          Primary                                                  $  0.36         $  0.31
          Fully diluted                                               0.36            0.31




          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                             (Dollars in Thousands)

                                   (unaudited)

                                                                                               Unrealized
                                                                                               Gain (Loss)
                                                                    Additional                on Available
                                          Preferred     Common       Paid-in     Retained       for Sale
                                            Stock       Stock        Capital     Earnings      Securities       Total

Balances at December 31, 1995             $     --        $ 20     $ 14,637      $   5,353     $   1,556      $ 21,565

Net income for the three months ended
   March 31, 1996                               --          --           --            649            --           649

Unrealized Gain on Available for Sale
   Securities,  net of tax effect               --          --           --             --           221           221
                                                --          --           --             --           ---           ---

Balances at March 31, 1996                $     --        $ 20     $ 14,637       $  6,002   $     1,776      $ 22,435
                                                ==          ==       ======          =====         =====        ======



Balances at December 31, 1996             $     --        $ 20     $ 14,637      $   7,905     $   2,096      $ 24,658

Net income for the three months ended
   March 31, 1997                               --          --           --            874            --           874

Stock issued                                                 2        1,272             --            --         1,274

Issuance of 4% cumulative Preferred
   Stock, Series A                              --          --        9,634             --            --         9,634

Issuance of 4% cumulative Preferred
   Stock, Series B                              --          --        2,070             --            --         2,070

Issuance of 4% cumulative Preferred
   Stock, Series C                              --          --        3,577             --            --         3,577

Dividends on 4% cumulative Preferred
   Stock                                        --          --           --            (60)           --           (60)

Unrealized Loss on Available for Sale
   Securities,  net of tax effect               --          --           --             --        (1,165)       (1,165)
                                                --          --           --             --        -------       -------

Balances at March 31, 1997                $     --        $ 22     $ 31,190       $  8,719         $ 931      $ 40,862
                                                ==          ==       ======          =====           ===        ======




          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          1997                1996
                                                                                          ----                ----
Net cash provided by operating activities                                             $    5,750         $     7,139
                                                                                           -----               -----

Cash flows from investing activities:
     Mortgage loan originations                                                               --                 (25)
     Mortgage loans purchased                                                            (84,134)            (22,331)
     Proceeds from sale of mortgage loans held for sale                                       --               5,659
     Principal payments on loans and mortgage-backed and
       related securities                                                                 28,557              23,175
     Purchases of mortgage-backed and related securities                                 (75,163)            (39,614)
     Proceeds from sale of mortgage-backed securities available
       for sale                                                                            6,581               5,793
     Purchases of investment securities available for sale                               (49,088)            (47,210)
     Proceeds from sale or maturity of investment securities
      available for sale                                                                   4,059              42,784
     Principal repayments on investment securities
      available for sale                                                                  41,764                  --
     Increase in stock of the Federal Home Loan Bank                                      (1,100)                 --
     Proceeds from sale of real estate acquired through
       foreclosure                                                                           259                  --
     Investment in subsidiaries                                                             (700)                 --
     Purchase of premises and equipment                                                     (277)               (127)
                                                                                            -----               -----

          Net cash used in investing activities                                         (129,242)            (31,896)
                                                                                        ---------            --------


                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                             (Dollars in thousands)

                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            1997              1996
                                                                                            ----           -  ----
Cash flows from financing activities:
     Net increase in demand deposits and passbook
       savings accounts                                                                    $ 4,910          $ 17,133
     Net (decrease) increase in certificates of deposit, net of
        interest credited                                                                     (393)            3,161
     Net increase in subordinated debt                                                      12,858                22
     Increase in advances from Federal Home Loan Bank of Atlanta                           107,000                --
     Payment on advances from Federal Home Loan Bank of
       Atlanta                                                                             (86,800)               --
     Net increase (decrease) in securities sold under agreements
      to repurchase                                                                         74,685            (1,397)
     Increase in common stock and preferred stock                                           16,555                --
     Dividends paid on common and preferred stock                                              (60)               --
                                                                                               ----               --

Net cash provided by financing activities                                                  128,755            18,919
                                                                                           -------            ------

Net decrease in cash and cash equivalents                                                    5,263            (5,838)

Cash and cash equivalents at beginning of period                                             3,259             8,965
                                                                                             -----             -----
Cash and cash equivalents at end of period                                                 $ 8,522           $ 3,127
                                                                                             =====             =====


Supplemental information:

Interest paid on deposits and borrowed funds                                              $  8,647          $  3,988
Income taxes paid                                                                              260                37
Transfers from loans to real estate acquired through foreclosures                               94               596
 Gross unrealized gain (loss) on securities available for sale                               2,327               368
Tax effect of gain (loss) on available for sale securities                                   1,392              (147)


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE ENDED MARCH 31, 1997 AND 1996

NOTE 1.       BASIS OF PRESENTATION

         TeleBanc Financial Corporation, (the "Company") was incorporated on January 26, 1994 and in March, 1994 became the direct savings and loan holding company parent of TeleBank (the "Bank"), formerly known as Metropolitan Bank for Savings, F.S.B. The primary business of the Company is the business of the Bank, the Bank's subsidiaries and TeleBanc Capital Markets, Inc. ("TCM"), a registered investment advisor, funds manager and broker dealer. The Bank is a federally chartered savings bank, deposit accounts in which are insured to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The consolidated financial statements include accounts of TeleBanc Financial Corporation and its wholly-owned subsidiaries, the Bank and TCM.

         The financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited, but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of March 31, 1997 and the results of consolidated operations for the three months ended March 31, 1997 and 1996. The results of consolidated operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1996, included in the Company's Annual Report to Stockholders for 1996, should be read in conjunction with these statements.

         Certain prior year's amounts have been reclassified to conform to the current year's presentation.

NOTE 2.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 129"), effective December 15, 1997. This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The impact on the Company has been calculated below:

                            Pro Forma EPS Calculation

                                                     March 31,
                                 -----------------------------------------------
PER SHARE AMOUNTS                      1997                           1996
                                 ------------------------ ----------------------

Primary EPS as reported             $    0.36                     $    0.31
Effect of SFAS 128                       0.03                          0.01
                                         ----                          ----
Pro forma basic EPS                 $    0.39                     $    0.32
                                         ====                          ====

Fully diluted EPS as reported       $    0.36                     $    0.31
Effect of SFAS 128                      (0.07)                        (0.06)
                                        ------                        ------
Pro Forma diluted EPS               $    0.29                     $    0.25
                                         ====                          ====

         Basic earnings per common share, as required by SFAS 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. The year to date weighted average number of common shares outstanding was 3,005,331 and 2,068,314 for the Company at March 31, 1997 and 1996, respectively. Weighted average shares outstanding also include common stock equivalents which consist of outstanding stock options and warrants, if such options or warrants are dilutive.

                            Pro Forma EPS Calculation

                                                      Income                 Shares             Per Share Amount
                                                               For the Quarter Ended March 31, 1996
                                              -----------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net income                                    $         649,000              2,049,500             $   0.32
                                                                                            =========================
Options issued to management                                 --                253,954
Warrants                                                     --                338,808
                                              ======================= =====================
DILUTED EARNINGS PER SHARE                    $         649,000              2,642,262             $   0.25
                                              ======================= ===================== =========================

                                                               For the Quarter Ended March 31, 1997
                                              -----------------------------------------------------------------------
Net income                                    $         874,000
less: Preferred Stock Dividends                         (60,000)
                                              -----------------------
BASIC EARNINGS PER SHARE

Income available to common shareholders       $         814,000               2,106,088            $   0.39
                                                                                              =======================
Options issued to management                                 --                290,975
Warrants                                                     --                232,987
Convertible preferred stock                              60,000                398,523
                                              ----------------------- -----------------------
DILUTED EARNINGS PER SHARE                    $         874,000               3,028,573            $   0.29
                                              ======================= ======================= =======================

                         TELEBANC FINANCIAL CORPORATION

NOTE 3.       RECENT EVENTS

         On February 28, 1997, the Company sold $29.9 million of units in the form of 4% convertible preferred stock, 9.5% senior subordinated notes and warrants, and purchased substantially all of the assets of Arbor Capital
Partners, Inc. ("Arbor"), a registered investment advisor, funds manager and broker-dealer. MET Holdings, TeleBanc's majority shareholder, owned a majority of Arbor. In connection with this sale, the Company incurred approximately $1.7 million of expenses, of which, approximately $725,000 is attributed to the senior subordinated notes and will be amortized through March 31, 2004.

         The $29.9 million in units were sold to investment partnerships managed by Conning & Co., CIBC Wood Gundy Argosy Merchant Fund 2, LLC, The Progressive Corporation and The Northwestern Mutual Life Insurance Company. Upon the unit sale, representatives from the Conning partnerships and the CIBC Merchant Fund were appointed to the Company's Board. The units consist of $13.7 million in 9.5% senior subordinated notes with 198,088 detachable warrants, $16.2 million in 4.0% convertible preferred stock, and rights to 205,563 contingent warrants. The senior subordinated notes are due on March 31, 2004 and stipulate increases in interest rates subsequent to March 31, 2002 from 9.5% up to 15.25%. The warrants are exercisable at $9.50 with an expiration date of February 28, 2005. The preferred stock consists of Series A Voting Convertible Preferred Stock, Series B Nonvoting Convertible Preferred Stock and Series C Nonvoting Convertible Preferred Stock and is convertible to 1,199,743 shares of common stock. Series A and Series B shares may be converted at any time into fully-paid and non-assessable shares of Voting Common Stock. Series C shares may be converted at any time to Series A or Series B shares or at any time into fully-paid and non-assessable nonvoting common stock. The contingent warrants may be exercised upon a change of control or on February 29, 2002 ("Exercise Event"). If the Company's annual internal rate of return is less than 25% at the time of an Exercise Event, unit holders may exercise the contingent warrants for $0.01 until an internal rate of return of 25% is reached.

         Also in connection with the sale of units, the Arbor asset acquisition was structured as a tax free issuance of 162,461 shares of TeleBanc common stock and a $500,000 cash payment for the Arbor assets. An independent appraisal valued the asset to be acquired from Arbor at $3.1 million. Consistent with TeleBanc's charter, the number of shares issued to Arbor as consideration was limited to 5% of total market value of outstanding TeleBanc stock at the time of acquisition.

                         TELEBANC FINANCIAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS OF AND FOR
                      THE THREE MONTHS ENDED MARCH 31, 1997

         This discussion and analysis includes descriptions of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (MARCH 31, 1997 COMPARED TO DECEMBER 31, 1996)

         The Company's total assets increased by $134.9 million or 20.8% from $648.0 million at December 31, 1996 to $782.9 million at March 31, 1997. The increase in total assets primarily reflects increases in loans receivable, net and loans held for sale of $66.5 million, or 18.9% and mortgage-backed securities available for sale of $57.4 million, or 31.1%. The increase in loans receivable includes purchases of primarily adjustable rate loans. In February, 1997, the Company raised $28.2 million of net proceeds from the sale of units consisting of debt and equity securities (see Note 1 to Consolidated Financial Statements for the three months ended March 31, 1997 and 1996). The Company immediately invested $10 million of the net proceeds as additional equity capital of the Bank. The increase in asset size reflects management's initial efforts to leverage the proceeds raised from the sale of units. The Company intends to continue to leverage such proceeds, as well as capital raised from earnings, for additional growth for the foreseeable future.

         The Company funded its asset growth with a mix of securities sold under agreements to repurchase ("reverse repos"), Federal Home Loan Bank advances and deposits. Total deposits increased by $10.2 million, or 2.6% from $390.5 million at December 31, 1996 to $400.7 million at March 31, 1997. The average term for the new time deposits gathered in the three months ended March 31, 1997 was approximately 37.5 months with an average percentage yield of 6.28%. The Company has continued to focus on building core deposit accounts. Money market checking and savings accounts increased 21.6% from $109.8 million at December 31, 1996 to $133.5 million at March 31, 1997. Federal Home Loan Bank Advances increased to $165.0 million at March 31, 1997 from $144.8 million at December 31, 1996. As of March 31, 1997, the weighted average interest rate and weighted average maturity for Federal Home Loan Bank Advances was 5.95% and 470 days, respectively. Securities sold under agreements to repurchase, increased by $74.7 million or 129.7% from $57.6 million at December 31, 1996 to $132.3 million at March 31, 1997 largely as a result of management's intention to fund high growth after the capital raising and to replace these borrowings with the core deposits over the year. As of March 31, 1997, the weighted average interest rate and weighted average maturity for securities sold under agreements to repurchase was 5.66% and 160 days, respectively. As of March 31, 1997, subordinated debt, net of original issue discount was $29.4 million, which includes the 9.5% senior subordinated debt raised in February, 1997 and the 11.5% subordinated debt raised in the second quarter of 1994.


         Stockholders' equity increased $16.2 million, from $24.7 million at December 31, 1996 to $40.9 million at March 31, 1997. The increase was due to the $15.3 million issuance of 4%

                         TELEBANC FINANCIAL CORPORATION

convertible preferred stock, $1.3 million stock issuance in exchange for Arbor's assets, $814,000 in net income for the three months ended March 31, 1997 and an unrealized loss on securities available for sale, net of deferred taxes, of $1.2 million, which pursuant to SFAS 115 affects the Company's stockholders' equity but does not impact the statement of operations.

         The growth in total assets reflects the Company's efforts to invest and leverage in a prudent manner the $28.2 million of net proceeds from the private placement offering in February 1997. As the Company continues to leverage the new capital, asset growth will be supported by increasing deposits, Federal Home Loan Bank Advances and reverse repos.

                         TELEBANC FINANCIAL CORPORATION

         The consolidated average balance sheets, along with income and expense and related interest yields and rates for the quarters ended March 31, 1997 and 1996 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which saving institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.


                                       Quarter ended March 31, 1997         Quarter ended March 31, 1996
                                    ----------------------------------- ------------------------------------
                                                                                                   Average

                                                Interest     Average                  Interest   Annualized
(Dollars in thousands)               Average     Income/    Annualized    Average     Income/
         unaudited                   Balance     Expense    Yield/Cost    Balance      Expense   Yield/Cost
                                     -------     -------    ----------    -------      -------   ----------
Interest-earning assets:
Loans receivable, net               $ 383,990   $    7,565      7.88%   $  243,227   $       5,296   8.71%
Mortgage-backed and related
   securities                              --           --       --            --            --       --
Investment securities                   4,817           88     7.43            --            --       --
Mortgage-backed and related
   securities available for sale      193,572        3,805     7.86       245,822         4,874     7.93
Investment securities available
   for sale (a)                        79,251        1,229     6.20        54,564           898     6.58
Federal funds sold                      1,557           20     5.11           859            10     4.66
Investment in FHLB                      7,840          140     7.25         5,275           153    11.60
Trading account                            --           --       --            --            --       --
                                    ---------   ----------  -------     ---------            --       --
  Total interest-earning assets     $ 671,027  $     12,847   7.66%    $  549,747   $     11,231   8.17%

Non-interest-earning assets         $  33,414                          $   15,020
                                        ------                             ------

  Total assets                      $ 704,441                          $  564,767
                                       =======                            =======

Interest-bearing liabilities:
Savings deposits                    $ 120,156   $    1,568     5.29%   $   87,161    $    1,001     4.57%
Time deposits                         274,686        4,230     6.25       236,360         3,867     6.51
FHLB advances                         151,919        2,263     5.96       105,500         1,584     5.88
Other borrowings                       89,573        1,266     5.65        93,040         1,386     5.83
Subordinated debt, net                 21,164          643    12.16        16,504           519    12.58
                                       ------   ----------  -------        ------           ---  -------
  Total interest-bearing
   liabilities                      $  657,497  $    9,971     6.11%   $  538,565    $    8,357     6.14%

Non-interest-bearing liabilities    $   15,463                         $    5,656
                                        ------                              -----

Total liabilities                   $  672,960                         $  544,221

Stockholders' equity                $   31,481                         $   20,546
                                        ------                              ------

Total liabilities and
   stockholders' equity             $  704,441                         $  564,767
                                       =======                             =======

Excess of interest-earning assets
   over interest-bearing
   liabilities/net interest
   income/interest rate spread      $   13,529  $    2,876     1.55%   $   11,182    $    2,874     2.03%
                                        ======
Net yield on interest earning
   assets                                                      1.71%                                2.09%
                                                               =====                                =====
Ratio of interest-earning assets
   to interest-bearing liabilities                           102.06%                              102.08%
                                                             =======                              =======

(a) Interest income and average yields on municipal bonds are presented on a tax equivalent basis.

                         TELEBANC FINANCIAL CORPORATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


         NET INCOME. Net income for the three months ended March 31, 1997 was $874,000 compared to $649,000 for the three months ended March 31, 1996. Net income for the three months ended March 31, 1997 consisted primarily of $3.0 million of net interest income and $618,000 in non-interest income reduced by $243,000 in provision for loan losses, $2.1 million in non-interest expenses and $355,000 in income tax expense. Net income for the three months ended March 31, 1996 consisted primarily of $2.8 million in net interest income and $605,000 in non-interest income reduced by $419,000 in provision for loan losses, $2.0 million in non-interest expenses and $332,000 in income tax expense. Net income available to common shareholders was $814,000 net of stock dividends of $60,000 at March 31, 1997.



         NET INTEREST INCOME. Net interest income was $3.0 million and $2.8 million for the three months ended March 31, 1997 and 1996, respectively, reflecting an annualized interest rate spread of 1.55% and 2.03% for the three months ended March 31, 1997 and 1996, respectively. In the quarter ending March 31, 1997, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 7.55% as compared to 8.17% for the same period in 1996. The decline in yield is partially comprised of the transfer of loans to the held for sale category. In June 1996, the Bank made a one-time transfer of approximately $106.6 million from loans receivable, net to loans held for sale. According to generally accepted accounting principles, purchase discounts on mortgage loans held for sale are recognized as non-interest income. In the first quarter of 1997, the Company recognized $116,000 in discounts on prepayments on loans held for sale resulting in a 12 basis point decline in the yield of loans receivable, net. Average interest-earning assets were $671.0 million and $549.7 million for the quarters ending March 31, 1997 and 1996, respectively. Average interest bearing liabilities were $657.5 million and $538.6 million for the quarters ending March 31, 1997 and 1996, respectively. Total interest-bearing liabilities cost 6.11% in the first quarter of 1997 as compared to 6.14% in the same period in 1996. The decrease in the cost of interest-bearing liabilities reflects decreases in the average interest rates paid on time deposits, other borrowings and subordinated debt. The average interest rate related to the subordinated debt declined as a result of the issuance of $16.2 million of 9.5% senior subordinated debt in February 1997 as part of the sale of units. At March 31, 1997, the Company also has outstanding $17.3 million of 11.5% subordinated debt issued in May 1994. Net yield on interest-earning assets for the quarter ending March 31, 1997 decreased 38 basis points over the same quarter in 1996.



         PROVISION FOR LOAN LOSSES. Total provision for loan losses decreased $176,000 or 42.0% from $419,000 for the three months ending March 31, 1996 to $243,000 for the three months ending March 31, 1997. Management intends to provide prudent reserves for potential loan losses. In the first quarter of 1997, the Company provided $200,000 in general reserves for first quarter loan acquisitions and charged off approximately $43,000 of mortgage loans. During the quarter ended March 31, 1996, the Company provided additional general reserves for loan acquisitions and charged off $19,000 on a one to four family mortgage loan. The total loan loss

                         TELEBANC FINANCIAL CORPORATION

allowance at March 31, 1997 and December 31, 1996 was $2.9 million and $2.6 million, respectively, which was 0.7% and 0.9%, respectively, of total loans outstanding.



         NON-INTEREST INCOME. The Company continues to report a relatively stable level of non-interest income from the Company's loan held for sale portfolio, loan fees on the total portfolio, and sales on liquid securities. Total non-interest income remained stable with reported non-interest income of $618,000 and $605,000 for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, the Company reported $238,000 on the sale of liquid bonds in the mortgage-backed security and investment portfolio, $127,000 on prepayments of loans held for sale and $253,000 in loan fees and service charges on the Bank's portfolio and on purchase mortgage servicing rights fee income. Non-interest income for the first quarter of 1996 consisted of a $241,000 net gain from the sale of a corporate bond held for liquidity purposes and $364,000 on purchased mortgage servicing rights fee income.



         NON-INTEREST EXPENSES. Total non-interest expenses increased by $126,000 from $2.0 million for the three months ended March 31, 1996 to $2.1 million for the three months ended March 31, 1997. The increase results from a $218,000 increase in general and administrative expenses attributable to compensation incentives of $360,000 offset by a decrease in personnel due to the transfer of servicing from the Bank to a 50% owned subsidiary. Other general and administrative expenses declined by $34,000 largely as a result of a $104,000 decline in Federal insurance premiums offset by an increase in administrative expenses associated with a higher volume of deposit accounts and an increase in marketing expenses. Other non-interest expenses decreased by $92,000 due to a decline in prepayments and a corresponding decline in the amortization of purchased mortgage servicing rights. It is the Company's compensation policy to pay a combination of salary and highly incentivized additional compensation consisting of bonuses based on the overall Company performance and individual performance. Although total dollars for compensation increased, the annualized general and administrative expenses net of bonuses as a percentage of assets for the three months ended March 31, 1997 was 0.95%, a decline of 0.04% from 0.99% for the same period in 1996. Annualized general and administrative expenses as a percentage of assets for the three months ended March 31, 1997 and 1996 was 0.97% and 1.16%, respectively.



         INCOME TAX EXPENSE. The effective tax rate for the quarter ended March 31, 1997 was 28.9% compared to 33.8% for the quarter ended March 31, 1995. The income tax expense for the quarter ended March 31, 1997 was $355,000 compared to $332,000 for the quarter ended March 31, 1996. The Company carried a deferred tax payable of $298,000 on its Consolidated Statement of Financial Condition as of March 31, 1997.

                         TELEBANC FINANCIAL CORPORATION

LIQUIDITY

         Liquidity is the ability of the Company to generate cash flows sufficient to fund operations and to meet present and future financial obligations to borrowers and depositors in a timely manner. Cash flows from operating activities, consisting primarily of interest received less interest paid on deposits and borrowings, were $5.1 million and $7.1 million for the three months ended March 31, 1997 and 1996, respectively. Net cash flow used in investing activities (primarily purchases of mortgage-backed and related securities and mortgage loans, offset by principal payments on loans and mortgage-backed and related securities and proceeds from sale or maturity of investment securities) was $128.5 million and $31.9 million for the three months ended March 31, 1997 and 1996, respectively. The increase in cash flows related to investing activities for the three months ended March 31, 1997 reflects a significant increase in the amount of mortgage-backed securities, mortgage loans and investment securities purchased. Net financing activities (primarily net activity in deposits and borrowings) were $128.8 million and $54.7 million for the three months ended March 31, 1997 and 1996, respectively. The increase in net cash provided by financing activities for the three months ended March 31, 1997 is primarily the result of increased growth in 1997 as compared to the same period in 1996. The total net increase (decrease) in cash and cash equivalents was $5.3 million and $(5.8)million for the three months ended March 31, 1997 and 1996, respectively.

         The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from sales and maturities of mortgage-backed and related securities and investment securities. Investment maturities, and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company also accesses FHLB advances, utilizes securities sold under agreements to repurchase and subordinated debt.

         The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 5.0%. At March 31, 1997, the Company's liquidity ratio was 5.06%.

         In the second quarter of 1994, the Company completed its initial public offering, raising an aggregate of $21.9 million through the issuance of common stock and subordinated notes with warrants. Upon completion of this offering, the Company invested $15 million of the proceeds as capital of the Bank. In February , 1997, the Company raised an additional $29.9 million in aggregate through the issuance of 4.0% cumulative preferred stock and 9.5% senior subordinated notes with warrants. Upon completion of this offering, the Company invested $10 million of the proceeds as capital of the Bank. The subordinated debt represents a stable, although relatively expensive, source of funds. The annual expense to service the total subordinated debt is $3.3 million. Annual dividends on the 4% preferred stock is $648,000. Subject to regulatory approval, the Bank will dividend $3.9 million to the Company to service the debt and preferred stock. There are various regulatory limitations on the extent to which federally chartered savings

                         TELEBANC FINANCIAL CORPORATION

institutions may pay dividends. Also, savings institution subsidiaries of holding companies generally are required to provide their OTS Regional Director with no less than 30 days notice of any proposed declaration on the institution's stock. Under terms of the indentures pursuant to which the subordinated notes were issued, the Company presently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $3.3 million, which represents 100% of the aggregate interest expenses for one year on the subordinated debt.

         The Company's most liquid assets are cash and cash equivalents, which include investments in liquid short-term investments and federal funds sold with maturities of nine months or less. The levels of these assets are dependent upon the Company's operating, financing, and investing activities during any given period. Cash equivalents totaled $8.5 million and $3.3 million as of March 31, 1997 and December 31, 1996, respectively. As of March 31, 1997, the Company had commitments to purchase $25.2 million in loans. Also, certificates of deposit which are scheduled to mature in less than one year as of March 31, 1997 totaled $44.4 million.

         In the normal course of business, the Company makes various commitments to extend credit and incurs contingent liabilities which are not reflected in the balance sheets.

CAPITAL RESOURCES

         Capital ratios at March 31, 1997 exceeded each of the three OTS capital requirements on a fully phased-in basis. The following table sets forth the actual and required minimum levels of regulatory capital for the Company under applicable OTS regulations as of March 31, 1997:

                    ACTUAL         PERCENT            REQUIRED          PERCENT           EXCESS
                                              (DOLLARS IN THOUSANDS)
Core                $43,055         5.71%              $22,640             3.00%          $20,415
Tangible             43,042         5.70                11,320             1.50            31,722
Risk-based           45,673        12.09                30,211             8.00            15,462





                         TELEBANC FINANCIAL CORPORATION

PART II -- OTHER INFORMATION


Item 5.           Other Information

         No information to report.

Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits

                  27. Financial Data Schedule

         (b) Reports on Form 8-K

                  Form 8-K filed on January 22, 1997

                  Form 8-K filed on March 13, 1997

                         TELEBANC FINANCIAL CORPORATION

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TeleBanc Financial Corporation
                                              (Registrant)


Date: May 15, 1997                By:  /s/ Mitchell H. Caplan
      ---------------                  -----------------------------------------
                                         Mitchell H. Caplan
                                         President



Date: May 15, 1997                By:  /s/ Aileen Lopez Pugh
      ---------------                  -----------------------------------------


                                      Aileen Lopez Pugh
                                      Executive Vice President
                                      Chief Financial Officer/Treasurer