Form 10-K/A
period 1996-12-31
TELEBANC FINANCIAL CORP
filed 1997-06-06
CIK 920986

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   FORM 10-K/A

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 33-76930

                         TELEBANC FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-3759196
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1111 NORTH HIGHLAND STREET, ARLINGTON, VIRGINIA                     22201
-----------------------------------------------                    ----------
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

                                EXPLANATORY NOTE

         This Form 10-K/A is being filed solely to file Exhibits 4.2 and 4.3.

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

         3.1(a)   Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company.*

         3.1(b)   Certificate of Designation.***

         3.2      Bylaws of the Company.****

         4.1      Specimen certificate of shares of Common Stock.**

         4.2 Form of Indenture between the Company and Wilmington Trust Company as Trustee.*

         4.3 Form of Warrant Agreement between the Company and Wilmington Trust Company as Warrant Agent.*

         10.1     1994 Stock Option Plan.**

         10.2 Tax Allocation Agreement, dated April 7, 1994, between the Bank and the Company.*

         10.3 Unit Purchase Agreement, dated as of February 19, 1997, among the Company and the Purchasers identified therein.***

         10.4 Amended and Restated Acquisition Agreement, dated as of February 19, 1997, among the Company, Arbor Capital Partners, Inc., MET Holdings Corporation, and William M. Daugherty.***

         11       Statement regarding computation of per share earnings.****

         13       1996 Annual Report to Stockholders.****

         21       Subsidiaries of the Registrant.****

         23.1     Consent of Arthur Andersen LLP and KPMG Peat Marwick LLP.****

         27       Financial Data Schedule.****

         99.1     Independent auditor's report of Arthur Andersen LLP.****

         99.2     Independent auditor's report of KPMG Peat Marwick.****

         99.3 Definitive proxy statement for the 1997 Annual Meeting of Stockholders.****

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

** Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on March 25, 1994.

*** Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on March 17, 1997.

**** Exhibit was previously filed as part of the Company's Annual Report on Form 10-K, for the year ended December 31, 1996 with the SEC on March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 6th day of June, 1997.

                                       TELEBANC FINANCIAL CORPORATION
                                       ------------------------------
                                                Registrant


                                        By:   /s/ Aileen Lopez Pugh
                                           -------------------------
                                              Aileen Lopez Pugh
                                              Executive Vice President - Chief
                                                 Financial Officer/Treasurer

                                  EXHIBIT INDEX


                                                                   Sequentially
                                                                   Numbered
Exhibit No.                        Exhibit                         Page
-----------                        -------                         ------------
3.1(a)  Amended and Restated Certificate of Incorporation of the Company.*

3.1(b)  Certificate of Designation.***

3.2     Bylaws of the Company.****

4.1     Specimen certificate of shares of Common Stock.**

4.2 Form of Indenture between the Company and Wilmington Trust Company as Trustee.*

4.3 Form of Warrant Agreement between the Company and Wilmington Trust Company as Warrant Agent.*

10.1    1994 Stock Option Plan.**

10.2 Tax Allocation Agreement, dated April 7, 1994, between the Bank and the Company.*

10.3 Unit Purchase Agreement, dated as of February 19, 1997, among the Company and the Purchasers identified therein.***

10.4 Amended and Restated Acquisition Agreement, dated as of February 19, 1997, among the Company, Arbor Capital Partners, Inc., MET Holdings Corporation, and William M. Daugherty.***

11      Statement regarding computation of per share earnings.****

13      1996 Annual Report to Stockholders.****

21      Subsidiaries of the Registrant.****

23.1    Consent of Arthur Andersen LLP and KPMG Peat Marwick LLP.****

27      Financial Data Schedule.****

99.1    Independent auditor's report of Arthur Andersen LLP.****

99.2    Independent auditor's report of KPMG Peat Marwick.****

99.3    Definitive   proxy   statement   for  the   1997   Annual   Meeting   of
        Stockholders.****

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

** Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on March 25, 1994.

*** Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on March 17, 1997.

**** Exhibit was previously filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 with the SEC on March 31, 1997.