Form 10-Q
period 1997-06-30
TELEBANC FINANCIAL CORP
filed 1997-08-14
CIK 920986

TELEBANC FINANCIAL CORPORATION

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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

Indicate the number of shares outstanding for the issuer's classes of common stock, as of August 1, 1997.

           $.01 par value of common stock             2,211,961
                       (class)                      (outstanding)

                         TELEBANC FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


Part I - Financial Information                                                                  Page
------------------------------                                                                  ----
Consolidated Statements of Financial Condition -June 30, 1997 and December 31, 1996              3

Consolidated Statements of Operations - Three and six months ended June 30, 1997 and
   1996                                                                                          4

Consolidated Statements of Changes in Stockholders' Equity - Six months ended June 30,
   1997 and 1996                                                                                 6

Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996                  7

Notes to Consolidated Financial Statements                                                       9

Management's Discussion and Analysis of Financial Condition and Results of Operations           12

Part II -- Other Information
----------------------------

Item 4, Submission of Matters to a vote of Security Holders                                     21

Item 6, Exhibits and Reports on Form 8-K                                                        22

Signatures                                                                                      23

                         TELEBANC FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (Dollars in Thousands, Except Per Share Data)

                                                                                         June 30,        December 31,
Assets:                                                                                    1997              1996
                                                                                           -----             ----
                                                                                        (unaudited)
Cash and cash equivalents                                                                 $ 13,252        $    3,259
Investment securities available for sale                                                    71,277            78,826
Mortgage-backed securities available for sale and trading                                  231,313           184,743
Loans receivable, net                                                                      260,301           185,757
Loans receivable held for sale                                                             174,623           166,064
Other assets                                                                                53,948            29,316
                                                                                            ------            ------

                                 Total assets                                            $ 804,714         $ 647,965
                                                                                           =======           =======

Liabilities and Stockholders' Equity:

Liabilities:
Deposits                                                                                 $ 437,811         $ 390,486
Advances from the Federal Home Loan Bank of Atlanta                                        145,000           144,800
Securities sold under agreements to repurchase                                             122,661            57,581
Subordinated debt                                                                           29,500            16,586
Other liabilities                                                                           15,402            13,854
                                                                                            ------            ------

                               Total liabilities                                           750,374           623,307
                                                                                           -------           -------

Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary
         Trust Holding Solely Junior Subordinated Debentures of the Corporation             10,000               --

Commitments and contingencies                                                                   --                --

Stockholders' equity:
4% Cumulative Preferred Stock, $0.01 par value,
         500,000 shares authorized
         Series A, 18,850 issued and outstanding                                                --                --
         Series B, 4,050 issued and outstanding                                                 --                --
         Series C, 7,000 issued and outstanding                                                 --                --
Common stock, $0.01 par value, 3,500,000 shares authorized;  2,211,961 and
         2,049,500 issued and outstanding                                                       22                20
Additional paid-in capital                                                                  31,190            14,637
Retained earnings, substantially restricted                                                  9,754             7,905
Unrealized gain on securities available for sale, net of deferred tax                        3,374             2,096
                                                                                             -----             -----

                          Total stockholders' equity                                        44,340            24,658
                                                                                            ------            ------

                               Total liabilities & stockholders' equity                  $ 804,714         $ 647,965
                                                                                           =======           =======

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                           Three Months Ended           Six Months Ended
                                                                                 June 30,                     June 30,
                                                                           1997           1996           1997         1996
                                                                           ----           ----           ----         ----
Interest income:
     Mortgage loans and other loans                                    $  8,315       $  5,663       $ 15,872     $ 11,082
     Mortgage-backed and related securities                               5,126          4,593          8,931        9,418
     Investment securities                                                1,538          1,096          2,982        1,971
     Other                                                                  296             12            327           24
                                                                            ---             --            ---           --

           Total interest income                                         15,275         11,364         28,112       22,495
                                                                         ------         ------         ------       ------

Interest expense:
     Deposits                                                             6,332          4,915         12,037        9,783
     Advances from the Federal Home Loan Bank of Atlanta                  2,183          1,613          4,256        3,078
     Reverse repurchase agreements                                        2,472          1,402          3,929        2,908
     Subordinated debt                                                      878            519          1,521        1,037
                                                                            ---            ---          -----        -----

          Total interest expense                                         11,865          8,449         21,743       16,806
                                                                         ------          -----         ------       ------

          Net interest income                                             3,410          2,915          6,369        5,689

Provision for loan losses                                                   308            200            551          619
                                                                            ---            ---            ---          ---

          Net interest income after provision for loan losses             3,102          2,715          5,818        5,070
                                                                          -----          -----          -----        -----

Non-interest income:
     Gain (loss) on sale of securities                                    1,158           (160)         1,419           82
     Gain on sale of loans                                                  283            316            410          316
     Loss on investment net of fees, service charges and other             (198)           135             22          498
                                                                          -----            ---             --          ---

          Total non-interest income                                       1,243            291          1,851          896
                                                                          -----            ---          -----          ---
                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                      Three Months Ended           Six Months Ended
                                                                            June 30,                     June 30,
                                                                      1997           1996           1997         1996
                                                                      ----           ----           ----         ----
Non-interest expenses:
     General and administrative expenses:
          Compensation and employee benefits                         1,200            864            2,378          1,788
          Other                                                      1,050            885            1,770          1,639
                                                                     -----            ---            -----          -----

               Total general and administrative expenses             2,250          1,749            4,148          3,427
                                                                     -----          -----            -----          -----

     Other non-interest expenses:
          Net operating costs of real estate acquired
             through foreclosure                                        56             40              131             47
          Amortization of goodwill and other intangibles               146             41              279            336
                                                                       ---             --              ---            ---

               Total other non-interest expenses                       202             81              410            383
                                                                       ---             --              ---            ---

                    Total non-interest expenses                      2,452          1,830            4,558          3,810
                                                                     -----          -----            -----          -----

          Income before income tax expense and minority              1,893          1,176            3,111          2,156
                interest

Income tax expense                                                     617            417              973            748

Minority interest in subsidiary                                       (67)             --              (67)            --
                                                                      ----             --             ----             --

          Net income                                              $  1,209         $  759         $  2,071       $  1,408
                                                                     =====            ===            =====          =====

Preferred stock dividends                                              162             --              222             --
                                                                       ---             --              ---             --

Net income after preferred stock dividends                        $  1,047         $  759         $  1,849       $  1,408
                                                                     =====            ===            =====          =====

Net income per common share:
          Primary                                                  $  0.35        $  0.35          $  0.71        $  0.65
          Fully diluted                                               0.35           0.35             0.70           0.65

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                             (Dollars in Thousands)

                                   (unaudited)

                                                                                              UNREALIZED
                                                                                               GAIN (LOSS)
                                                                   ADDITIONAL                 ON AVAILABLE
                                          PREFERRED     COMMON       PAID-IN     RETAINED      FOR SALE
                                            STOCK       STOCK        CAPITAL     EARNINGS     SECURITIES       TOTAL
                                            -----       -----        -------     --------     ----------       -----
Balances at December 31, 1995             $               $ 20     $ 14,637      $   5,352     $   1,556      $ 21,565
                                                --

Net income for the six months ended
   June 30, 1996                                --          --           --          1,408            --         1,408

Unrealized Gain on Available for Sale
   Securities,  net of tax effect               --          --           --             --             7             7
                                                --          --           --             --             -             -

Balances at June 30, 1996                 $     --        $ 20     $ 14,637       $  6,760   $     1,563      $ 22,980
                                                            ==       ======          =====         =====        ======


Balances at December 31, 1996             $     --        $ 20     $ 14,637      $   7,905     $   2,096      $ 24,658

Net income for the six months ended             --          --           --          2,071            --         2,138
   June 30, 1997

Minority interest in subsidiary                 --          --           --            (67)           --           (67)

Stock issued                                    --           2        1,272             --            --         1,274

Issuance of 4% cumulative Preferred
   Stock, Series A                              --          --        9,634             --            --         9,634

Issuance of 4% cumulative Preferred
   Stock, Series B                              --          --        2,070             --            --         2,070

Issuance of 4% cumulative Preferred
   Stock, Series C                              --          --        3,577             --            --         3,577

Dividends on 4% cumulative Preferred
   Stock                                        --          --           --           (222)           --          (222)

Unrealized Gain on Available for Sale
   Securities,  net of tax effect
                                                --          --           --             --         1,278         1,278
                                                --          --           --             --         -----         -----

Balances at June 30, 1997                 $     --        $ 22     $ 31,190       $  9,754       $ 3,374      $ 44,340
                                                ==          ==       ======          =====         =====        ======

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                      1997                1996
Net cash (used in) provided by operating activities            $     (24,430)        $    36,075
                                                                     --------              ------

Cash flows from investing activities:
     Net increase in loans                                          (105,691)            (90,377)
     Equity investments in subsidiaries                               (1,183)               (925)
      Purchases of available-for-sale securities                    (202,950)           (180,363)
      Proceeds from sale of available-for-sale securities             82,361              86,204
     Proceeds from maturities of and principal payment on
       available-for-sale securities                                 121,306             114,296
     Net purchases of premises and equipment                            (149)               (139)
     Proceeds from sale of foreclosed real estate                        924                 219
                                                                         ---                 ---

Net cash used in investing activities                               (105,382)            (71,085)
                                                                    ---------            --------

                                                                     (continued)

                         TELEBANC FINANCIAL CORPORATION

                             (Dollars in thousands)

                                   (unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            1997              1996
Cash flows from financing activities:
     Net increase in non-interest bearing demands, savings, and
       NOW deposit accounts                                                                35,288             29,966
     Increase in advances from FHLB                                                       181,000             85,000
     Payments on advances from FHLB                                                      (180,800)           (70,000)
     Net decrease (increase) in securities sold under agreements to repurchase
                                                                                           65,080            (13,961)
     Net increase in other borrowed funds                                                  12,914                 45
     Issuance of trust preferred stock                                                     10,000                 --
     Issuance of common stock and 4% preferred stock                                       16,555                 --
     Dividends paid on common and preferred stock                                            (222)                --
                                                                                            -----                 --

Net cash provided by financing activities                                                 139,815             31,050
                                                                                          -------             ------

Net increase (decrease) in cash and cash equivalents                                        9,993             (3,960)

Cash and cash equivalents at beginning of period                                            3,259              8,965
                                                                                            -----              -----
Cash and cash equivalents at end of period                                               $ 13,252            $ 5,005
                                                                                           ======              =====


Supplemental information:

Interest paid on deposits and borrowed funds                                            $  15,214           $  7,986
Income taxes paid                                                                             853                768
Transfers from loans to real estate acquired through foreclosures                             607                354
 Gross unrealized gain on securities available for sale                                     2,111                 11
Tax effect of gain on available for sale securities                                           833                  4

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX ENDED JUNE 30, 1997 AND 1996

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

         The financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited, but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 1997 and the results of consolidated operations for the three and six months ended June 30, 1997 and 1996. The results of consolidated operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1996, included in the Company's Annual Report to Stockholders for 1996, should be read in conjunction with these statements.

         Certain prior year's amounts have been reclassified to conform to the current year's presentation.

NOTE 2.  NET INCOME PER COMMON SHARE

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

                         TELEBANC FINANCIAL CORPORATION

                            Pro Forma EPS Calculation

                                      Three months ended              Six months ended
                                           June 30,                       June 30,
                                 ------------------------------ -----------------------------
Per share amounts                     1997           1996           1997           1996
                                 --------------- -------------- -------------- --------------
Primary EPS as reported           $    0.35      $    0.35       $    0.71     $    0.63
Effect of SFAS 128                     0.12           0.02            0.15          0.06
                                       ----           ----            ----          ----
Pro forma basic EPS               $    0.47      $    0.37       $    0.86     $    0.69
                                       ====           ====            ====          ====

Fully diluted EPS as reported     $    0.35      $    0.35       $    0.70     $    0.62
Effect of SFAS 128                    (0.06)         (0.07)          (0.10)        (0.08)
                                      ------          ------         ------         ------
Pro Forma diluted EPS             $    0.29      $    0.28       $    0.60     $    0.54
                                       ====           ====            ====          ====

         Basic earnings per common share, as required by SFAS 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. The year to date weighted average number of common shares outstanding was 2,159,612 and 2,049,500 for the Company at June 30, 1997 and 1996, respectively. Weighted average shares outstanding also include common stock equivalents which consist of outstanding stock options and warrants, if such options or warrants are dilutive.

                            Pro Forma EPS Calculation

                                                      Income                 Shares             Per Share Amount
                                                      ------                 ------             ----------------
                                                               For the Quarter Ended June 30, 1996
                                              -----------------------------------------------------------------------
Basic earnings per share
Net income                                    $         759,000              2,049,500             $   0.37
                                                                                            =========================
Options issued to management                                 --                279,142
Warrants                                                     --                338,928
                                              ----------------------- ---------------------
Diluted earnings per share                    $         759,000              2,667,570             $   0.28
                                              ======================= ===================== =========================

                                                               For the Quarter Ended June 30, 1997
                                              -----------------------------------------------------------------------
Net income                                    $       1,209,000
less: Preferred Stock Dividends                        (162,000)
                                              -----------------------
Basic earnings per share
Income available to common shareholders
                                              $       1,047,000              2,211,961               $   0.47
                                                                                              =======================
Options issued to management                                 --                481,047
Warrants                                                     --                319,620
Convertible preferred stock                             162,000              1,144,148
                                              ----------------------- -----------------------
Diluted earnings per share                    $       1,209,000              4,156,776               $   0.29
                                              ======================= ======================= =======================

                                       10

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

         The $29.9 million in units were sold to investment partnerships managed by Conning & Co., CIBC Wood Gundy Argosy Merchant Fund 2, LLC, The Progressive Corporation and The Northwestern Mutual Life Insurance Company. Upon the unit sale, representatives from the Conning partnerships and the CIBC Merchant Fund were appointed to the Company's Board. The units consist of $13.7 million in 9.5% senior subordinated notes with 198,088 detachable warrants, $16.2 million in 4.0% convertible preferred stock, and rights to 205,563 contingent warrants. The senior subordinated notes are due on March 31, 2004 and stipulate increases over time in interest rates subsequent to March 31, 2002 from 9.5% up to 15.25%. The warrants are exercisable at $9.50 with an expiration date of February 28, 2005. The preferred stock consists of Series A Voting Convertible Preferred Stock, Series B Nonvoting Convertible Preferred Stock and Series C Nonvoting Convertible Preferred Stock and is convertible to 1,199,743 shares of common stock. Series A and Series B shares may be converted at any time into fully-paid and non-assessable shares of Voting Common Stock. Series C shares may be converted at any time to Series A or Series B shares or at any time into fully-paid and non-assessable nonvoting common stock. The contingent warrants may be exercised upon a change of control or at any time after February 29, 2002 ("Exercise Event"). If the Company's annual internal rate of return is less than 25% at the time of an Exercise Event, unit holders may exercise the contingent warrants for $0.01 until an internal rate of return of 25% is reached.

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

         In June 1997, the Company formed TeleBanc Capital Trust I, which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10,000,000 in a private placement. TeleBanc Capital Trust I is a business trust formed for the purpose of issuing capital securities, and investing the proceeds in junior subordinated debentures issued by the company. The trust preferred securities mature in 2027 and have an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997. The net proceeds will be used, for general corporate purposes, including to fund Bank operations and the creation and expansion of its financial service and product operations.

                         TELEBANC FINANCIAL CORPORATION

NOTE 4.       COMMITMENTS AND CONTINGENT LIABILITIES

         In managing the Company's interest-rate risk, the Company utilizes financial derivatives in the normal course of business. These products consist primarily of interest rate cap and swap agreements. Financial derivatives are employed to assist in the management and/or reduction of interest rate risk for the Company and can effectively alter the interest sensitivity of segments of the balance sheet for specified periods of time.

         The Company accounts for interest rate swap agreements and cap agreements as hedges of debt issuances, deposit balances and investment in loan portfolio to which such agreements have been specifically designated. Cash remittances due or received pursuant to these agreements are reported as adjustments to interest expense on an accrual basis. Any premiums paid in conjunction with these interest rate swap and interest rate cap agreements are amortized as additional interest expense on a straight-line basis over the term of these agreements. Any gain or loss upon early termination of these instruments would be deferred and amortized as an adjustment to interest expense over the term of the applicable interest rate agreement.

                         TELEBANC FINANCIAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS OF AND FOR
                  THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

         This discussion and analysis includes descriptions of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (JUNE 30, 1997 COMPARED TO DECEMBER 31, 1996)

         The Company's total assets increased by $156.8 million or 24.2% from $648.0 million at December 31, 1996 to $804.8 million at June 30, 1997. The increase in total assets primarily reflects increases in loans receivable, net and loans held for sale of $83.1 million, or 23.6% and mortgage-backed securities available for sale of $46.6 million, or 25.2%. The increase in loans receivable includes purchases of primarily adjustable rate loans. In February, 1997, the Company raised $28.2 million of net proceeds from the sale of units consisting of debt and equity securities and in June 1997, the Company raised $10.0 million in Trust Preferred securities (see Note 1 to Consolidated Financial Statements for the three and six months ended June 30, 1997 and 1996). The Company continues to invest the net proceeds as additional equity capital of the Bank. The increase in asset size reflects management's initial efforts to leverage the proceeds raised from the sale of units and capital securities. The Company intends to continue to leverage such proceeds, as well as capital raised from earnings, for additional growth for the foreseeable future.

         The Company funded its asset growth with a mix of securities sold under agreements to repurchase ("reverse repos"), Federal Home Loan Bank advances and deposits. Total deposits increased by $47.3 million, or 12.1% from $390.5 million at December 31, 1996 to $437.8 million at June 30, 1997. The average term for the new time deposits gathered in the three months ended June 30, 1997 was approximately 37.5 months with an average percentage yield of 6.28%. The Company has continued to focus on building core deposit accounts. Money market checking and savings accounts increased 33.9% from $109.8 million at December 31, 1996 to $147.1 million at June 30, 1997. Federal Home Loan Bank Advances remained relatively stable. As of June 30, 1997, the weighted average interest rate and weighted average maturity for Federal Home Loan Bank Advances was 5.75% and 574 days, respectively. Securities sold under agreements to repurchase, increased by $65.1 million or 113.0% from $57.6 million at December 31, 1996 to $122.7 million at June 30, 1997 largely as a result of management's intention to fund high growth after the capital raising and to replace these borrowings with the core deposits over the year. As of June 30, 1997, the weighted average interest rate and weighted average maturity for securities sold under agreements to repurchase was 5.77% and 143 days, respectively. As of June 30, 1997, subordinated debt, net of original issue discount was $29.5 million, which includes the 9.5% senior subordinated debt raised in February, 1997 and the 11.5% subordinated debt raised in the second quarter of 1994. As noted in recent events, In June 1997, the Company formed TeleBanc Capital Trust I, which in turn sold shares of trust preferred securities, Series A, for a total of $10,000,000 in a private placement. The trust preferred securities have an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997.

                         TELEBANC FINANCIAL CORPORATION

         Stockholders' equity increased $19.7 million, from $24.7 million at December 31, 1996 to $44.3 million at June 30, 1997. The increase was due to the $15.3 million issuance of 4% convertible preferred stock, $1.3 million stock issuance in exchange for Arbor's assets, $2.1 million in net income for the six months ended June 30, 1997, $67,000 loss in minority interest in subsidiary and an unrealized gain on securities available for sale, net of deferred taxes, of $1.3 million, which pursuant to SFAS 115 affects the Company's stockholders' equity but does not impact the statement of operations all of which was partially offset by $222,000 of preferred stock dividends.

                         TELEBANC FINANCIAL CORPORATION

         The consolidated average balance sheets, along with income and expense and related interest yields and rates for the quarters ended June 30, 1997 and 1996 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which saving institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.

                                       Quarter ended June 30, 1997         Quarter ended June 30, 1996
                                    ----------------------------------- ------------------------------------
                                                Interest     Average                  Interest     Average
(Dollars in thousands)               Average     Income/    Annualized    Average     Income/    Annualized
         unaudited                   Balance     Expense    Yield/Cost    Balance      Expense   Yield/Cost
                                     -------     -------    ----------    -------      -------   ----------
Interest-earning assets:
Loans receivable, net               $ 421,820   $    8,322     7.89%   $  257,484    $    5,575     8.66%
Mortgage-backed and related
   securities                              --           --       --            --            --       --
Investment securities                   6,360          114     7.22         8,627           234    10.89
Mortgage-backed and related
   securities available for sale      264,732        5,126     7.74       235,085         4,659     7.93
Investment securities
   available for sale (a)              80,836        1,286     6.37        53,114           913     6.88
Federal funds sold                      1,874           25     5.36           973            12     5.06
Investment in FHLB                      8,160          148     7.25         6,174           111     7.21
Trading account                         6,672          271    16.30            --            --       --
                                    ---------   ----------  -------     ---------    ----------  -------
  Total interest-earning assets       790,454       15,292     7.74%      561,457        11,504     8.20%

Non-interest-earning assets            34,977                              30,756
                                       ------                              ------

  Total assets                      $  825,431                          $ 592,213
                                       =======                            =======

Interest-bearing liabilities:
Savings deposits                    $ 140,354   $    1,863     5.32%    $  98,618         1,178     4.81%
Time deposits                         300,346        4,712     6.29       234,605         3,736     6.41
FHLB advances                         154,863        2,379     6.08       116,973         1,738     5.88
Other borrowings                      155,181        2,276     5.80        88,919         1,278     5.68
Subordinated debt, net                 29,463          879    11.92        17,250           519    12.03
                                       ------   ----------  -------     ---------    ----------  -------
  Total interest-bearing
   liabilities                        780,207       12,109     6.19%      556,365         8,449     6.07%

Non-interest-bearing liabilities        3,786                              15,302
                                        -----                              ------

Total liabilities                     783,993                             571,667

Stockholders' equity                   41,438                              20,546
                                       ------                              ------

Total liabilities and
   stockholders' equity             $ 825,431                           $ 592,213
                                      =======                             =======

Excess of interest-earning assets
   over interest-bearing
   liabilities/net interest         $  10,247   $    3,183     1.55%    $   5,092    $    3,055     2.13%
                                       ======   ==========  =======     =========    ==========  =======
   income/interest rate spread
Net yield on interest earning assets                           1.61%                                2.18%
                                                               =====                              ======
Ratio of interest-earning assets
   to interest-bearing liabilities                           101.31%                              100.92%
                                                             =======                              =======

(a) Interest income and average yields on municipal bonds are presented on a tax equivalent basis.

                         TELEBANC FINANCIAL CORPORATION


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net Income. Net income for the three and six months ended June 30, 1997 was $1.2 million and $2.1 million, compared to $759,000 and $1.4 million for the three and six months ended June 30, 1996, respectively. Net income for the three months ended June 30, 1997 consisted primarily of $3.4 million of net interest income and non-interest income of $1.2 on the sale of securities and on the sale of loans offset by $308,000 in provision for loan losses, $2.3 million of general and administrative expenses and $617,000 in income tax expense. Net income for the three months ended June 30, 1996 consisted primarily of $2.9 million in net interest income and non-interest income gains of $316,000 on the sale of loans and $109,000 for loan fees and service charges, reduced by $200,000 in provision for loan and losses and $1.7 million in general and administrative expenses. Net income for the six months ended June 30, 1997 consisted of $6.4 of net interest income and $1.9 million of non-interest income offset by $551,000 of provision for loan losses, $4.6 million of non-interest expenses and $973,000 in income tax expense. Net income for the six months ended June 30, 1996 consisted of net interest income of $5.7 million and non-interest income of $896,000 offset by $619,000 of provision for loan and $3.8 million of non-interest expense.

         Net Interest Income. Net interest income was $3.4 million and $2.9 million for the three months ended June 30, 1997 and 1996, respectively, reflecting an annualized interest rate spread of 1.55% and 2.13% for the three months ended June 30, 1997 and 1996, respectively. In the quarter ending June 30, 1997, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 7.74% as compared to 8.20% for the same period in 1996. Average interest-earning assets were $790.5 million and $561.5 million for the quarters ending June 30, 1997 and 1996, respectively. Average interest bearing liabilities were $780.2 million and $556.4 million for the quarters ending June 30, 1997 and 1996, respectively. Interest-bearing liabilities cost 6.19% in the second quarter of 1997 as compared 6.07% in the same period in 1996. Net interest income was $6.4 million and $5.7 million for the six months ended June 30, 1997 and 1996, respectively. For the three and six month periods of 1997, the Company experienced a decline in annualized interest rate spread compared to the same period in 1996. The decline reflects a 46 basis point decrease in the yield of interest earning assets and an increase of 12 basis points on interest bearing liabilities for the first half of 1997. The decline in yield reflects the Company's investment in agency securities. Subsequent to capital raising efforts, the Company invested in low risk securities to leverage proceeds quickly. Over time, the Company intends to change the asset mix to reflect increased investment in the Company's core assets, loans receivable. Average interest bearing liabilities were $719.2 million and $547.8 million for the six months ended June 30, 1997 and 1996, respectively. In the six months ended June 30, 1996, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 7.74% and 8.20% for the six months ended June 30, 1997 and 1996, respectively. Average interest-earning assets were $790.5 million and $555.6 million for the six months ended June 30, 1997 and 1996, respectively. Interest-bearing liabilities cost 6.19% in the first six months of 1997 as compared 6.07% in the same period in 1996.

                         TELEBANC FINANCIAL CORPORATION

         Provision for Loan Losses. Total provision for loan losses increased $108,000 or 54.0% from $200,000 for the three months ending June 30, 1996 to $308,000 for the three months ending June 30, 1997. The provision for loan and losses reflects management's intent to provide prudent reserves for potential loan losses and for loan acquisitions made during the quarter. During the quarter ended June 30, 1996, the Company provided additional reserves for single-family loans. The Company had recoveries of $54,000 and charge-offs of $174,000 on three one to four family mortgage loans. During the second quarter of 1997, the Company provided additional general reserves for loan acquisitions of $34.6. Total provision for loan and losses decreased $68,000 or 11.0% from $619,000 for the six months ended June 30, 1996 to $551,000 for the six months ended June 30, 1997. The provision for the first six months of 1997 was attributable to an increase in reserves for several single-family loans and for reserves on approximately $76.7 million in loan acquisitions. For the same period in 1996, the Company provided reserves for several single-family loans and for loan acquisitions in accordance with the Company's loan loss reserve policy. The total loan loss allowance at June 30, 1997 was $3.2 million which was 0.7% of total loans outstanding. The total loan loss allowance at June 30, 1996 was $2.7 million which was 0.9% of total loans outstanding. Total loss allowance as a percentage of total non-performing assets was 29.7% and 17.8% as of June 30, 1997 and 1996, respectively.

         Non-Interest Income. Total non-interest income increased by $952,000, or 327.1%, from $291,000 for the three months ended June 30, 1996 to $1.2 million for the three months ended June 30, 1997. During the second quarter of 1997, the Company securitized coop loans held for sale resulting in a $639,000 trading gain. The Company classified the resulting security in its trading portfolio. In addition, the Company recognized $452,000 on the sale of securities, $283,000 on loan sales and $138,000 on loan fees. During the second quarter, the Company accrued a $500,000 operating loss on its equity investment in AGT Mortgage Services, LLC ("AGT"). AGT serviced performing and non-performing loans for a fee. Given lower than anticipated non-performing loan levels, AGT did not achieve adequate economies of scale to generate sufficient revenue. Accordingly, management decided to cease operations of AGT on July 31, 1997. Total non-interest income increased by $955,000, or 106.6%, from $896,000 for the six months ended June 30, 1996 to $1.9 million for the six months ended June 30, 1997. During the first six months of 1997, the Company reported non-interest income of $728,000 in trading income attributed to the aforementioned coop securitization, $690,000 on the sale of mortgage-backed securities and investments held for liquidity purposes, $410,000 on the sale of loans, $333,000 in loan fees and $286,000 in TeleBanc Capital Markets commission income offset by a $500,000 loss on its equity investment in AGT. Non- interest income for 1996 reflects primarily $498,000 in fees and purchase mortgage servicing income, $316,000 on the sale of loans and $82,000 on the sale of liquid securities.

         Non-Interest Expenses. Non-interest expenses for the three and six months ended June 30, 1997 were $2.5 million and $4.6 million, compared to $1.8 million and $3.8 million for the three and six months ended June 30, 1996, respectively. Total non-interest expenses increased by $622,000 for the three months ended June 30, 1997 as compared to the same quarter in 1996, which is largely due to a $501,000 increase in general and administrative expenses attributable to

                         TELEBANC FINANCIAL CORPORATION

the addition of the TeleBanc Capital Market expenses, a $110,000 increase in the compensation bonus accrual for other than TeleBanc Capital Markets and an overall increase in compensation levels. Total non-interest expenses increased $748,000 from $3.8 million for the six months ended June 30, 1996 to $4.6 million for the same period in 1997. The increase is primarily the result of a $721,000 increase in general and administrative expenses. The increase in general and administrative expense for the six months ended June 30, 1997 is almost entirely a result of increases in compensation, increases in personnel, and an accrual for bonuses. Overall deposit growth has precipitated the need for additional personnel to handle the increased volume of sales, distribution, and back office operations. In addition, 1997 reflects TeleBanc Capital Markets expenses. General and administrative expenses as a percentage of total assets was 1.12% and 1.03% for the quarter and year ending June 30, 1997.

         Income Tax Expense. The effective tax rate for the quarter ended June 30, 1997 was 32.6% compared to 35.5% for the quarter ended June 30, 1996. The income tax expense for the quarter ended June 30, 1997 was $617,000 compared to $417,000 for the quarter ended June 30, 1996. The effective tax rate declined slightly in the second quarter of 1997 as a result of an increase in non-taxable transactions such as the coop securitization. The effective tax rate for the six months ended June 30, 1997 was 31.3% compared to 34.7% for the six months ended June 30, 1996.


LIQUIDITY

         Liquidity is the ability of the Company to generate cash flows sufficient to fund operations and to meet present and future financial obligations to borrowers and depositors in a timely manner. Cash flows from
(used) in operating activities, consisting primarily of interest received less interest paid on deposits and borrowings, were $(24.3) million and $36.1 million for the six months ended June 30, 1997 and 1996, respectively. Net cash flow used in investing activities (primarily purchases of mortgage-backed and related securities and mortgage loans, offset by principal payments on loans and mortgage-backed and related securities and proceeds from sale or maturity of investment securities) was $105.4million and $71.1 million for the six months ended June 30, 1997 and 1996, respectively. The increase in cash flows related to investing activities for the six months ended June 30, 1997 reflects a significant increase in the amount of mortgage-backed securities, mortgage loans and investment securities purchased. Net financing activities (primarily net activity in deposits and borrowings) were $139.8 million and $31.1 million for the six months ended June 30, 1997 and 1996, respectively. The increase in net cash provided by financing activities for the six months ended June 30, 1997 is primarily the result of increased growth in 1997 as compared to the same period in 1996. The total net increase (decrease) in cash and cash equivalents was $10.0 million and $4.0 million for the six months ended June 30, 1997 and 1996, respectively.

         The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from sales and maturities of mortgage-backed and related securities and investment securities. Investment maturities, and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds.

                         TELEBANC FINANCIAL CORPORATION

Deposit flows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company also accesses FHLB advances, utilizes securities sold under agreements to repurchase and subordinated debt.

         The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 5.0%. At June 30, 1997, the Company's average liquidity ratio was 6.18%.

         In the second quarter of 1994, the Company completed its initial public offering, raising an aggregate of $21.9 million through the issuance of common stock and subordinated notes with warrants. Upon completion of this offering, the Company invested $15 million of the proceeds as capital of the Bank. In February , 1997, the Company raised an additional $29.9 million in aggregate through the issuance of 4.0% cumulative preferred stock and 9.5% senior subordinated notes with warrants. Upon completion of this offering, the Company invested $10 million of the proceeds as capital of the Bank. The subordinated debt represents a stable, although relatively expensive, source of funds. In addition, the Company formed TeleBanc Capital Trust I, which in turn sold shares of trust preferred securities, Series A, for a total of $10,000,000 in a private placement. The annual expense to service the total subordinated debt and the trust preferred securities is $3.3 million and $1.1 million, respectively. Annual dividends on the 4% preferred stock is $648,000.

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

         The Company's most liquid assets are cash and cash equivalents, which include investments in liquid short-term investments and federal funds sold with maturities of nine months or less. The levels of these assets are dependent upon the Company's operating, financing, and investing activities during any given period. Cash equivalents totaled $13.3 million and $3.3 million as of June 30, 1997 and December 31, 1996, respectively. As of June 30, 1997, the Company had commitments to purchase $48.4 million in loans. Also, certificates of deposit which are scheduled to mature in less than one year as of June 30, 1997 totaled $41.5 million.

         In the normal course of business, the Company makes various commitments to extend credit and incurs contingent liabilities which are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION

CAPITAL RESOURCES

         Capital ratios at June 30, 1997 exceeded each of the three OTS capital requirements on a fully phased-in basis. The following table sets forth the actual and required minimum levels of regulatory capital for the Company under applicable OTS regulations as of June 30, 1997:

                  ACTUAL    PERCENT       REQUIRED      PERCENT        EXCESS
                  ------    -------       --------      -------        ------
                                   (DOLLARS IN THOUSANDS)

Core            $46,022       5.84%         $23,643       3.00%        $22,379
Tangible         46,010       5.84           11,821       1.50          34,189
Risk-based       48,887      12.59           31,056       8.00          17,831

                         TELEBANC FINANCIAL CORPORATION


PART II -- OTHER INFORMATION


Item 4.           Submission of Matters to Security Holders

         On May 7, 1997 the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, David R. DeCamp, Mark Rollinson and Michael A. Smilow were elected to the Board of Directors for three-year terms ending in 2000. The Directors continuing in office were Mitchell H. Caplan and David Smilow whose terms expire in 1998 and Arlen W. Gelbard, Dean C. Kehler and Steven F. Piaker whose terms expire in 1999. The shareholders also voted at the Annual Meeting to amend the certificate of incorporation to increase the number of authorized shares of common stock and to authorize the issuance of nonvoting common stock, to amend the certificate of incorporation to revise two anti-takeover provisions, to adopt the 1997 Stock Option Plan and to ratify the Board's appointment of Arthur Andersen LLP as the independent auditors of Company for the fiscal year ending December 31, 1997.

         The votes cast at the Annual Meeting were as follows:

         Election of David R. DeCamp                          FOR - 2,886,817
                                                              AGAINST - 0
                                                              WITHHELD -81,504

         Election of Mark Rollinson                           FOR - 2,886,817
                                                              AGAINST - 0
                                                              WITHHELD - 81,504

         Election of Michael A. Smilow                        FOR - 2,886,817
                                                              AGAINST - 0
                                                              WITHHELD - 81,504

         Amend  Article  4 of the  Certificate  of
         Incorporation  to increase the authorized
         number of Common Shares from 3,500,000 to
         8,500,000  and to to authorize  Nonvoting
         Common Stock                                         FOR - 2,886,817
                                                              AGAINST - 0
                                                              WITHHELD - 81,504

         Amend Article 8 of the Certificate of Incorporation  FOR - 2,426,022
                                                              AGAINST - 0
                                                              WITHHELD - 542,299

                         TELEBANC FINANCIAL CORPORATION


         Amend Article 11 of the Certificate of
         Incorporation                                        FOR - 2,426,022
                                                              AGAINST - 0
                                                              WITHHELD - 542,299

         Adopt the 1997 Stock Option Plan                     FOR - 2,423,927
                                                              AGAINST - 0
                                                              WITHHELD - 544,394
         Ratification of Appointment
         of Arthur Andersen LLP:                              FOR - 2,888,817
                                                              AGAINST - 0
                                                              WITHHELD - 81,504

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


                                         TeleBanc Financial Corporation
                                                  (Registrant)


Date:      August 14, 1997              By:    /s/ Mitchell H. Caplan
           ---------------------               ---------------------------------
                                               Mitchell H. Caplan
                                               President



Date:      August 14, 1997              By:    /s/ Aileen Lopez Pugh
           ---------------------               ---------------------------------
                                               Aileen Lopez Pugh
                                               Executive Vice President
                                               Chief Financial Officer/Treasurer