Form 10-Q
period 1997-09-30
TELEBANC FINANCIAL CORP
filed 1997-11-14
CIK 920986

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                        Yes  X                    No
                            ----                      ----
Indicate the number of shares outstanding for the issuer's classes of common stock, as of November 6, 1997.

   $.01 par value of common stock                             2,224,161
   -------------------------------                            ---------
             (class)                                        (outstanding)

                         TELEBANC FINANCIAL CORPORATION

                                   FORM 10-Q

                                      INDEX


Part I - Financial Information                                           Page
------------------------------                                           ----

Consolidated Statements of Financial Condition -September 30, 1997
   and December 31, 1996                                                  3

Consolidated Statements of Operations - Three and nine months ended
   September 30, 1997 and 1996                                            4

Consolidated Statements of Changes in Stockholders' Equity - Nine
   months ended September 30, 1997 and 1996                               6

Consolidated Statements of Cash Flows - Nine months ended
   September 30, 1997 and 1996                                            7

Notes to Consolidated Financial Statements                                9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                 13


Part II - Other Information
---------------------------

Item 5, Other Information                                                21

Item 6, Exhibits and Reports on Form 8-K                                 21

Signatures                                                               22

                         TELEBANC FINANCIAL CORPORATION

                 Consolidated Statements of Financial Condition

                  (Dollars in Thousands, Except Per Share Data)


                                                                                      September 30,        December 31,
Assets:                                                                                   1997                 1996
                                                                                          ----                 -----
                                                                                       (unaudited)

Cash and cash equivalents                                                                  $ 5,123         $   3,259
Investment securities available for sale                                                    65,750            78,826
Mortgage-backed securities available for sale and trading                                  240,091           184,743
Loans receivable, net                                                                      324,968           185,757
Loans receivable held for sale                                                             170,343           166,064
Other assets                                                                                32,258            29,316
                                                                                            ------            ------
                                 Total assets                                            $ 838,533         $ 647,965
                                                                                           =======           =======
Liabilities and Stockholders' Equity:

Liabilities:
Deposits                                                                                 $ 445,241         $ 390,486
Advances from the Federal Home Loan Bank of Atlanta                                        170,000           144,800
Securities sold under agreements to repurchase                                             122,408            57,581
Subordinated debt                                                                           29,556            16,586
Other liabilities                                                                           16,466            13,854
                                                                                            ------            ------
                               Total liabilities                                           783,671           623,307
                                                                                           -------           -------
Corporation-Obligated Mandatorily Redeemable Capital Securities of
       Subsidiary Trust Holding Solely Junior Subordinated
       Debentures of the Corporation
                                                                                             9,602                --
Commitments and contingencies                                                                   --                --

Stockholders' equity:
4% Cumulative Preferred Stock, $0.01 par value,
       500,000 shares authorized
       Series A, 18,850 issued and outstanding                                                  --                --
       Series B, 4,050 issued and outstanding                                                   --                --
       Series C, 7,000 issued and outstanding                                                   --                --
Common stock, $0.01 par value, 3,500,000 shares authorized;
       2,211,961 and 2,049,500 issued and outstanding                                           22                20
Additional paid-in capital                                                                  31,392            14,637
Retained earnings, substantially restricted                                                 10,496             7,905
Unrealized gain on securities available for sale, net of deferred tax                        3,350             2,096
                                                                                             -----             -----
                          Total stockholders' equity                                        45,260            24,658
                                                                                            ------            ------
                               Total liabilities & stockholders' equity                  $ 838,533         $ 647,965
                                                                                           =======           =======

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                 September 30,
                                                                           ------------                  ------------
                                                                        1997           1996           1997         1996
                                                                        ----           ----           ----         ----
Interest income:
   Mortgage loans and other loans                                    $  8,855       $  6,080       $ 24,727     $ 16,946
   Mortgage-backed and related securities                               4,248          4,483         13,179       14,117
   Investment securities                                                1,348          1,289          4,330        3,261
   Other                                                                  369             19            697           43
                                                                          ---             --            ---           --
         Total interest income                                         14,820         11,871         42,933       34,367
                                                                       ------         ------         ------       ------
Interest expense:
   Deposits                                                             6,649          5,635         18,686       15,419
   Advances from the Federal Home Loan Bank of Atlanta                  2,528          1,902          6,784        4,980
   Reverse repurchase agreements                                        1,493            978          5,422        3,885
   Subordinated debt                                                      878            519          2,399        1,556
                                                                          ---            ---          -----        -----
        Total interest expense                                         11,548          9,034         33,291       25,840
                                                                       ------          -----         ------       ------
        Net interest income                                             3,272          2,837          9,642        8,527

Provision for loan losses                                                 120            125            671          744
                                                                          ---            ---            ---          ---
        Net interest income after provision for loan losses             3,152          2,712          8,971        7,783
                                                                        -----          -----          -----        -----
Non-interest income:
   Gain on sale of available for sale & trading securities                408            181          1,827          263
   Gain on sale of loans                                                  226             98            636          415
   Fees, service charges and other                                        450            261            472          758
                                                                          ---            ---            ---          ---
        Total non-interest income                                       1,084            540          2,935        1,436
                                                                        -----            ---          -----        -----
                                   (continued)

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                 Three Months Eneded               Nine Months Ended
                                                                     September 30,                   September 30,
                                                                     ------------                    ------------
                                                                  1997           1996             1997           1996
                                                                  ----           ----             ----           ----
Non-interest expenses:
     General and administrative expenses:
       Compensation and employee benefits                         1,049            882            3,427          2,670
       Federal insurance assessment                                  --          1,671               --          1,671
       Other                                                      1,029            734            2,798          2,373
                                                                  -----          -----            -----          -----
            Total general and administrative expenses             2,078          3,287            6,225          6,714
                                                                  -----          -----            -----          -----
     Other non-interest expenses:
       Net operating costs of real estate acquired
          through foreclosure                                        55            126              185            173
       Amortization of goodwill and other intangibles               204            121              486            457
                                                                    ---            ---              ---            ---
            Total other non-interest expenses                       259            247              671            630
                                                                    ---            ---              ---            ---
                  Total non-interest expenses                     2,337          3,534            6,896          7,344
                                                                  -----          -----            -----          -----
       Income (loss) before income tax expense and
             minority interest                                    1,899           (282)           5,010          1,875

Income tax expense (benefit)                                        709           (220)           1,682            528

Minority interest in subsidiary                                    (286)            --             (353)            --
                                                                   -----            --             -----            --
       Net income (loss)                                        $   904        $   (62)        $  2,975        $ 1,347
                                                                    ===            ====           =====          =====
Preferred stock dividends                                           162             --              384             --
                                                                    ---             --              ---             --
Net income after preferred stock dividends                      $   742        $   (62)        $  2,591        $ 1,347
                                                                    ===            ====           =====          =====
Net income per common share:
       Primary                                                  $  0.26         $(0.02)        $   0.94        $  0.63
       Fully diluted                                               0.26          (0.03)            0.93           0.63


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                             (Dollars in Thousands)

                                   (unaudited)

                                                                                                 Unrealized
                                                                                                    Gain
                                                                      Additional                on Available
                                           Preferred       Common       Paid-in     Retained      for Sale
                                             Stock         Stock        Capital     Earnings     Securities       Total
                                             -----         -----        -------     --------     ----------       -----
Balances at December 31, 1995             $     --         $ 20        $ 14,637   $   5,352     $   1,556      $ 21,565


Net income for the nine months ended
  September 30, 1996                            --           --              --       1,346            --         1,346

Unrealized Gain on Available for Sale
  Securities,  net of tax effect                --           --              --          --           928           928
                                                --           --          ------       -----         -----        ------
Balances at September 30, 1996            $     --         $ 20        $ 14,637    $  6,698   $     2,484      $ 23,839
                                                ==           ==          ======       =====         =====        ======



Balances at December 31, 1996             $     --         $ 20        $ 14,637   $   7,905     $   2,096      $ 24,658


Net income for the nine months ended
  September 30, 1997                            --           --              --       2,975            --         2,975

Stock issued                                    --            2           1,474          --            --         1,476

Issuance of 4% cumulative Preferred             --           --           9,634          --            --         9,634
  Stock, Series A

Issuance of 4% cumulative Preferred             --           --           2,070          --            --         2,070
  Stock, Series B

Issuance of 4% cumulative Preferred             --           --           3,577          --            --         3,577
  Stock, Series C

Dividends on 4% cumulative Preferred            --           --              --        (384)            --         (384)
  Stock

Unrealized Gain on Available for Sale
  Securities,  net of tax effect                --           --              --          --         1,254         1,254
                                                --           --          ------      ------         -----        ------
Balances at September 30, 1997            $     --         $ 22        $ 31,392   $  10,496       $ 3,350      $ 45,260
                                                ==           ==          ======      ======         =====        ======

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                             September 30,
                                                                                             -------------
                                                                                        1997                1996
                                                                                        ----                ----
Net cash (used in) provided by operating activities                                $  (16,375)         $   15,692
                                                                                      --------             ------
Cash flows from investing activities:
   Purchases of held-to-maturity loans                                               (184,634)           (105,761)
   Equity investments in subsidiaries                                                  (1,608)             (1,383)
   Purchases of available-for-sale securities                                        (250,956)           (274,147)
   Proceeds from sale of available-for-sale securities                                125,520             206,639
   Proceeds from maturities of and principal payments on
     Available-for-sale securities and loans                                          162,030             109,354
   Net sales (purchases) of premises and equipment                                        420                (623)
   Proceeds from sale of foreclosed real estate                                         1,239                 514
                                                                                        -----                 ---
Net cash used in investing activities                                                (147,989)            (65,407)
                                                                                     ---------           ---------

                                   (continued)

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                             (Dollars in thousands)

                                   (unaudited)

                                                                                              Nine Months Ended
                                                                                              -----------------
                                                                                                September 30,
                                                                                                -------------
                                                                                            1997              1996
                                                                                            ----              ----
Cash flows from financing activities:
   Net increase in non-interest bearing demand, savings, and
     NOW deposit accounts and certificates of deposit accounts                           37,256             75,924
   Increase in advances from FHLB                                                       244,000            237,000
   Payments on advances from FHLB                                                       218,800)          (221,000)
   Net decrease (increase) in securities sold under agreements
     to repurchase                                                                       64,827            (46,218)
   Net increase in other borrowed funds                                                  12,970                 68
   Issuance of trust preferred stock                                                      9,602                 --
   Issuance of common stock and 4% preferred stock                                       16,757                 --
   Dividends paid on common and preferred stock                                           (384)                 --


Net cash provided by financing activities                                              166,228              45,774
                                                                                       -------             -------

Net increase (decrease) in cash and cash equivalents                                     1,864              (3,941)

Cash and cash equivalents at beginning of period                                         3,259               8,965
                                                                                         -----               -----
Cash and cash equivalents at end of period                                           $   5,123            $  5,024
                                                                                         =====               =====


Supplemental information:

Interest paid on deposits and borrowed funds                                         $  26,526            $ 11,770
Income taxes paid                                                                          853                 822
Transfers from loans to real estate acquired through foreclosures                          568                 326
Gross unrealized gain on securities available for sale                                   1,888               1,292
Tax effect of gain on available for sale securities                                        634                 364


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 1.       BASIS OF PRESENTATION

         TeleBanc Financial Corporation, (the "Company") was incorporated on January 26, 1994 and in March, 1994 became the direct savings and loan holding company parent of TeleBank (the "Bank"), formerly known as Metropolitan Bank for Savings, F.S.B. The primary business of the Company is the business of the Bank, the Bank's subsidiaries and TeleBanc Capital Markets, Inc. ("TCM"), a registered investment advisor, funds manager and broker-dealer. The Bank is a federally chartered savings bank in which deposit accounts are insured to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The consolidated financial statements include financial information from TeleBanc Financial Corporation and its wholly-owned subsidiaries.

         The financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited, but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 1997 and the results of consolidated operations for the three and nine months ended September 30, 1997 and 1996. The results of consolidated operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1996, included in the Company's Annual Report to Stockholders for 1996, should be read in conjunction with these statements.

         Certain prior year's amounts have been reclassified to conform to the current year's presentation.

NOTE 2.  NET INCOME PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), effective December 15, 1997. This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The impact on the Company has been calculated below:

                         TELEBANC FINANCIAL CORPORATION

                            Pro Forma EPS Calculation

                                                              Three months ended             Nine months ended
                                                                 September 30,                 September 30,
                                                         ------------------------------------------------------------
Per share amounts                                             1997           1996           1997           1996
                                                         ------------------------------------------------------------

Primary EPS as reported                                   $    0.26       $  (0.02)      $    0.94      $    0.63
Effect of SFAS 128                                             0.07          (0.01)           0.25           0.03
                                                               ----          ------           ----           ----
Pro forma basic EPS                                       $    0.33       $  (0.03)      $    1.19      $    0.66
                                                               ====          ======           ====           ====

Fully diluted EPS as reported                             $    0.26       $  (0.03)      $    0.93      $    0.63
Effect of SFAS 128                                            (0.02)          0.01           (0.11)         (0.18)
                                                              ------         ------          ------         ------
Pro Forma diluted EPS                                     $    0.24       $  (0.02)      $    0.82      $    0.45
                                                               ====          ======           ====           ====

         Basic earnings per common share, as required by SFAS 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. The year to date weighted average number of common shares outstanding was 2,179,510 and 2,049,500 for the Company at September 30, 1997 and 1996, respectively. Weighted average shares outstanding also include common stock equivalents which consist of outstanding stock options and warrants, if such options or warrants are dilutive.

                            Pro Forma EPS Calculation

                                                      Income                 Shares             Per Share Amount
                                                      ------                 ------             ----------------
                                                             For the Quarter Ended September 30, 1996
                                              -----------------------------------------------------------------------
Basic earnings per share
Net income                                    $       (62,000)            2,049,500            $   (0.03)
                                                                                         =========================
Options issued to management                               --               528,019
Warrants                                                   --               127,373
                                              ------------------------------------------
Diluted earnings per share                    $       (62,000)            2,704,892            $   (0.02)
                                              ======================================================================

                                                             For the Quarter Ended September 30, 1997
                                              -----------------------------------------------------------------------
Net income                                    $       904,000
less: Preferred Stock Dividends                      (162,000)
                                              -----------------------
Basic earnings per share
Income available to common shareholders
                                              $       742,000             2,218,513            $    0.33
                                                                                           =======================
Options issued to management                               --               382,677
Warrants                                                   --               254,261
Convertible preferred stock                           162,000               910,180
                                              ----------------------------------------------
Diluted earnings per share                    $       904,000             3,765,631            $    0.24
                                              ======================================================================


                         TELEBANC FINANCIAL CORPORATION

NOTE 3.       RECENT EVENTS

         On February 28, 1997, the Company sold $29.9 million of units in the form of 4% convertible preferred stock, 9.5% senior subordinated notes and warrants, and purchased substantially all of the assets of Arbor Capital
Partners, Inc. ("Arbor"), a registered investment advisor, funds manager and broker-dealer. MET Holdings, TeleBanc's majority shareholder, owned a majority of Arbor. In connection with this sale, the Company incurred approximately $1.7 million of expenses, of which, approximately $725,000 is attributed to the senior subordinated notes which will be amortized through March 31, 2004.

         The $29.9 million of units were sold to investment partnerships managed by Conning & Co., CIBC Wood Gundy Argosy Merchant Fund 2, LLC, The Progressive Corporation and The Northwestern Mutual Life Insurance Company. Upon the sale of the units, representatives from the Conning partnerships and the CIBC Merchant Fund were appointed to the Company's Board. The units consist of $13.7 million in 9.5% senior subordinated notes with 198,088 detachable warrants, $16.2 million in 4.0% convertible preferred stock, and rights to 205,563 contingent warrants. The senior subordinated notes are due on March 31, 2004 and stipulate increases over time in interest rates subsequent to March 31, 2002 from 9.5% up to 15.25%. The warrants are exercisable at $9.50 with an expiration date of February 28, 2005. Consisting of Series A Voting Convertible Preferred Stock, Series B Nonvoting Convertible Preferred Stock and Series C Nonvoting Convertible Preferred Stock, the preferred stock is convertible to 1,199,743 shares of common stock. Series A and Series B shares may be converted at any time into fully-paid and non-assessable shares of Voting Common Stock. Series C shares may be converted at any time to Series A or Series B shares or at any time into fully-paid and non-assessable nonvoting common stock. The contingent warrants may be exercised upon a change of control or at any time after February 29, 2002 ("Exercise Event"). If the Company's annual internal rate of return is less than 25% at the time of an Exercise Event, unit holders may exercise the contingent warrants for $0.01 until an internal rate of return of 25% is obtained.

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

         In June 1997, the Company formed TeleBanc Capital Trust I, which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10,000,000 in a private placement. TeleBanc Capital Trust I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the company. The trust preferred securities mature in 2027 and have an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997. The net proceeds will be used for general corporate purposes which include the funding of Bank operations to create and expand its financial service and product operations.

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

         The Company accounts for interest rate swap agreements and cap agreements as hedges of debt issuances, deposit balances and investment in loan portfolio to which such agreements have been specifically designated. Cash remittances due or received pursuant to these agreements are reported as adjustments to interest expense on an accrual basis. Any premiums paid in conjunction with these interest rate swap and cap agreements are amortized as additional interest expense on a straight-line basis over the term of these agreements. Any gain or loss upon early termination of these instruments would be deferred and amortized as an adjustment to interest expense over the term of the applicable interest rate agreement.

                         TELEBANC FINANCIAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS OF AND FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         This discussion and analysis includes descriptions of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (SEPTEMBER 30, 1997 COMPARED TO DECEMBER 31, 1996)

         The Company's total assets increased by $190.5 million or 29.4% from $648.0 million at December 31, 1996 to $838.5 million at September 30, 1997. The increase in total assets primarily reflects increases in loans receivable, net and loans held for sale of $143.5 million, or 40.8% and mortgage-backed securities available for sale and trading of $55.3 million, or 30.0%. The increase in loans receivable includes purchases of primarily adjustable rate loans. In February, 1997, the Company raised $28.2 million of net proceeds from the sale of units consisting of debt and equity securities. In June 1997, the Company raised $10.0 million from the sale of Trust Preferred securities (see
Note 1 to Consolidated Financial Statements for the three and nine months ended September 30, 1997 and 1996). The Company continues to invest the net proceeds as additional equity capital of the Bank. The increase in asset size reflects management's initial efforts to leverage the proceeds raised from the sale of units and capital securities. The Company intends to continue to leverage such proceeds, as well as capital raised from earnings, for additional growth in the foreseeable future.

         The Company funded its asset growth with a mix of securities sold under agreements to repurchase ("reverse repos"), Federal Home Loan Bank advances and deposits. Total deposits increased by $54.8 million, or 14.0% from $390.5 million at December 31, 1996 to $445.2 million at September 30, 1997. The average term for the new time deposits gathered in the three months ended September 30, 1997 was approximately 30.7 months with an average percentage yield of 5.95%. The Company has continued to focus on building core deposit accounts. Money market checking and savings accounts increased 25.0% from $109.8 million at December 31, 1996 to $137.3 million at September 30, 1997. Federal Home Loan Bank Advances remained relatively stable. As of September 30, 1997, the weighted average interest rate (excluding hedges) and weighted average maturity for Federal Home Loan Bank Advances was 5.70% and 554 days, respectively. Securities sold under agreements to repurchase, increased by $64.8 million or 112.5% from $57.6 million at December 31, 1996 to $122.4 million at September 30, 1997 largely as a result of management's intention to fund high growth after the capital raising and to replace these borrowings with the core deposits over the year. As of September 30, 1997, the weighted average interest rate (excluding hedges) and weighted average maturity for securities sold under agreements to repurchase was 5.80% and 128 days, respectively. As of September 30, 1997, subordinated debt, net of original issue discount was $29.6 million, which includes the 9.5% senior subordinated debt raised in February, 1997 and the 11.5% subordinated debt raised in the second quarter of 1994. In June 1997, the Company formed TeleBanc Capital Trust I, which in turn sold shares of trust preferred securities, Series A, for a total of $10,000,000

                         TELEBANC FINANCIAL CORPORATION

in a private placement. The trust preferred securities have an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997.

         Stockholders' equity increased $20.6 million, from $24.7 million at December 31, 1996 to $45.3 million at September 30, 1997. The increase was due to the $15.3 million issuance of 4% convertible preferred stock, $1.5 million stock issuance in exchange for Arbor's assets, $3.0 million in net income for the nine months ended September 30, 1997 and an unrealized gain on securities available for sale, net of deferred taxes, of $1.3 million, which pursuant to SFAS 115 affects the Company's stockholders' equity but does not impact the statement of operations. This increase is partially offset by $384,000 of preferred stock dividends.

                         TELEBANC FINANCIAL CORPORATION

         The consolidated average balance sheets, along with income and expense and related interest yields and rates for the quarters ended September 30, 1997 and 1996 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which saving institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.


                                     Quarter ended September 30, 1997     Quarter ended September 30, 1996
                                    ----------------------------------- ------------------------------------
                                                Interest     Average                  Interest     Average
(Dollars in thousands)               Average     Income/    Annualized    Average     Income/    Annualized
         unaudited                   Balance     Expense    Yield/Cost    Balance     Expense    Yield/Cost
                                     -------    --------    ----------    -------     --------   ----------
Interest-earning assets:
Loans receivable, net               $ 456,059   $  8,864      7.77%     $ 302,358    $  6,089      8.06%
Investment securities                   8,244        116      5.59          7,531         115      5.99
Mortgage-backed and related
  securities available for sale       212,961      4,397      8.26        218,350       4,453      8.16
Investment securities available
  for sale (a)                         66,609      1,111      6.67         67,263       1,109      6.59
Federal funds sold                      1,566         22      5.58            659           9      5.19
Investment in FHLB                      8,346        152      7.25          7,059         129      7.25
Trading account                        19,663        360      7.25             --          --        --
                                      -------    -------      ----        -------      ------      ----
  Total interest-earning assets       773,448     15,022      7.74%       603,220      11,904      7.90%

Non-interest-earning assets            70,621                              12,817
                                       ------                              ------

  Total assets                      $ 844,069                           $ 616,037
                                      =======                             =======

Interest-bearing liabilities:
Savings deposits                    $ 147,009   $  1,953      5.27%     $ 104,033    $  1,247      4.77%
Time deposits                         315,627      4,995      6.28        275,302       4,384      6.34
FHLB advances                         161,871      2,528      6.11        136,332       2,040      5.85
Other borrowings                       98,924      1,493      5.91         57,204         839      5.74
Subordinated debt, net                 39,519      1,153     11.67         17,250         519     12.03
  Total interest-bearing              762,950     12,122      6.28%       590,121       9,029      6.06%
   liabilities

Non-interest-bearing liabilities       37,256                               2,283
                                       ------                               -----

Total liabilities                     800,206                             592,404

Stockholders' equity                   43,863                              23,633
                                       ------                              ------

Total liabilities and
  stockholders' equity              $ 844,069                           $ 616,037
                                      =======                             =======

Excess of interest-earning assets
  over interest-bearing
  liabilities/net interest          $  10,498   $  2,900      1.46%     $  13,099    $  2,875      1.84%
                                       ======      =====      ====         ======       =====      ====
  income/interest rate spread
Net yield on interest earning assets                          1.50%                                1.91%
                                                              ====                                 ====
Ratio of interest-earning assets
  to interest-bearing liabilities                           101.38%                              102.22%
                                                            ======                               ======


(a) Interest income and average yields on municipal bonds are presented on a tax equivalent basis.

                         TELEBANC FINANCIAL CORPORATION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net Income. Net income for the three and nine months ended September 30, 1997 was $904,000 and $3.0 million, compared to $(62,000) and $1.3 million for the three and nine months ended September 30, 1996, respectively. Net income for the three months ended September 30, 1997 consisted primarily of $3.3 million of net interest income reduced by $120,000 in provision for loan losses, $1.1 million in non-interest income, $2.3 million in non-interest expenses and $709,000 in income tax expense. Net income for the three months ended September 30, 1996 consisted primarily of $2.8 million in net interest income offset by $125,000 in provision for loan losses, non-interest income of $540,000, $3.5 million in non-interest expenses and a tax benefit of $220,000. General and administrative expenses for the quarter ended September 30, 1996 included a $1.7 million accrual for a one-time assessment mandated by the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF"). Net income for the nine months ended September 30, 1997 consisted of $9.6 million of net interest income offset by $671,000 in provision for loan losses, $2.9 million of non-interest income, $6.9 million of non-interest expenses and $1.7 million in income tax expense. Net income for the nine months ended September 30, 1996 consisted of net interest income of $8.5 million reduced by $744,000 of provision for loan losses, non-interest income of $1.4 million offset by $7.3 million of non-interest expense and $528,000 in income tax expense.

         Net Interest Income. Net interest income was $3.3 million and $2.8 million for the three months ended September 30, 1997 and 1996, respectively, reflecting an annualized interest rate spread of 1.46% and 1.84% for the three months ended September 30, 1997 and 1996, respectively. The decline in yield is attributable to a decrease in loan yield due to a larger held for sale portfolio than in the same quarter last year and an increase in hedging instruments used to reduce interest rate risk matched against the deposit portfolio resulting in higher costs. In the quarter ending September 30, 1997, total interest earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 7.74% as compared to 7.90% for the same period in 1996. The decline is attributed to an increase in the held for sale category and an increase in non-accrual loans. In 1996, the Bank made a one-time transfer of approximately $106.6 million from loans receivable, net to loans held for sale. According to generally accepted accounting principles, purchase discounts on mortgage loans held for sale are not amortized as interest revenue. Discounts on loans held for sale are recognized as non-interest income when principal repayments are received or when loans are sold. Non-accrual loans increased from $8.9 million at September 30, 1996 to $11.1 million at September 30, 1997 causing a decline in loan interest income. Average interest-earning assets were $773.4 million and $603.2 million for the quarters ending September 30, 1997 and 1996, respectively. Average interest bearing liabilities were $763.0 million and $590.1 million for the quarters ending September 30, 1997 and 1996, respectively. Interest-bearing liabilities cost 6.28% in the third quarter of 1997 as compared 6.06% in the same period in 1996. Third quarter decreases in interest-earning assets and interest-bearing liabilities primarily reflect an overall decrease in interest rates.

                         TELEBANC FINANCIAL CORPORATION

         Provision for Loan Losses. Total provision for loan losses decreased $5,000 from $125,000 for the three months ending September 30, 1996 to $120,000 for the three months ending September 30, 1997. The provision for loan losses reflects management's intent to provide prudent reserves for loan losses. During the quarters ended September 30, 1997 and 1996, the Company provided additional reserves for single-family loans acquired during each quarter. Total provision for loan losses decreased $73,000 from $744,000 for the nine months ended September 30, 1996 to $671,000 for the nine months ended September 30, 1997. For the first nine months of 1997 and 1996, the Company provided reserves for several single-family loans and for loan acquisitions in accordance with the Company's loan loss reserve policy. For the nine months ended September 30, 1997 and 1996, the Company purchased approximately $231.3 and $132.6 million in whole loans. The total loan loss allowance at September 30, 1997 was $3.2 million which was 0.7% of total loans outstanding. Total loss allowance as a percentage of total non-performing assets was 17.1%. The total loan loss allowance at September 30, 1996 was $2.6 million which was 0.8% of total loans outstanding. Total loss allowance as a percentage of total non-performing assets was 16.7%.

         Non-Interest Income. Total non-interest income increased by $544,000 from $540,000 for the three months ended September 30, 1996 to $1.1 million for the three months ended September 30, 1997. During the third quarter of 1997, the Company sold corporate bonds held for liquidity purposes for a gain of $259,000, recognized $226,000 on prepayments in the loan held for sale portfolio, $213,000 in gains in the trading account and the remainder in loan fees and service charges. For the three months ending September 30, 1996, non-interest income primarily consists of $195,000 in loan fees and service charges on the Bank's portfolio and on the purchase mortgage servicing rights, a net gain of $181,000 on the sale of several liquid bonds in the mortgage-backed security and investment portfolio, $100,000 on the sale of real estate held for sale offset by $108,000 loss on the Bank's equity investments in a mortgage service company and a company that acquires and collects delinquent consumer debt obligations for its own portfolio. Total non-interest income increased by $1.5 million from $1.4 million for the nine months ended September 30, 1996 to $2.9 million for the nine months ended September 30, 1997. During the first nine months of 1997, the Company reported non-interest income of $1.8 million in trading income attributed to the second quarter securitization of cooperative mortgage loans held for sale, the sale of mortgage-backed securities and investments held for liquidity purposes, $636,000 on the sale of loans, and $472,000, net, in loan fees and TCM commission income offset by a loss on its equity investment in AGT Mortgage Services ("AGT"). AGT serviced performing and non-performing loans for a fee. Given lower than anticipated non-performing loan levels, AGT did not achieve adequate economies of scale to generate sufficient revenue. Accordingly, management decided to cease operations of AGT on July 31, 1997. Non-interest income of $1.4 million for the nine months ended September 30, 1996 primarily reflects $263,000 in income resulting from the sale of securities, $415,000 on the sale of loans and $758,000, net, in loan fees, service charges, and equity investment.

         Non-Interest Expenses. Non-interest expenses for the three and nine months ended September 30, 1997 were $2.3 million and $6.9 million, respectively. Non-interest expenses for the three and nine months ended September 30, 1996 were $3.5 million and $7.3 million, respectively. On September 30, 1996, President Clinton signed legislation calling for a one-time

                         TELEBANC FINANCIAL CORPORATION

assessment on the FDIC's SAIF-insured deposits held by depository institutions as of March 31, 1995 to recapitalize SAIF. TeleBank recorded an accrual of $1.7 million, $1.1 million after-tax, for this assessment. The recapitalization of SAIF has resulted in lower deposit insurance premiums in the future for most SAIF-insured institutions, including TeleBank. Total non-interest expenses, excluding the special assessment, increased by $474,000 from $1.9 million for the three months ended September 30, 1996 to $2.3 million for the three months ended September 30, 1997. Excluding the special assessment, this increase is largely the result of a $462,000 increase in general and administrative expenses associated with a higher volume of deposit accounts, an increase in marketing expenses, and an overall increase in compensation levels. Total non-interest expenses, excluding the special assessment, increased by $1.2 million from $5.7 million for the nine months ended September 30, 1996 to $6.9 million for the nine months ended September 30, 1997. The increase in general and administrative expense for the nine months ended September 30, 1997 is the result of increases in compensation, increases in personnel, marketing expenditures and an accrual for bonuses as well as the inclusion of TCM's expenses.

         Income Tax Expense. The effective tax rate for the nine months ended September 30, 1997 was 33.6% compared to 28.2% for the nine months ended September 30, 1996. The effective tax rate increased due to the $1.7 million federal insurance assessment which was incurred in 1996. The Company carried a deferred tax payable of $474,000 on its Consolidated Statement of Financial Condition as of September 30, 1997.

LIQUIDITY

         Liquidity is the ability of the Company to generate cash flows sufficient to fund operations and to meet present and future financial obligations to borrowers and depositors in a timely manner. Cash flows provided from operating activities, consisting primarily of interest received less interest paid on borrowings and purchases less sales of loans held for sale, were $(16.4) million and $15.7 million for the nine months ended September 30, 1997 and 1996, respectively. Net cash flow used in investing activities (primarily purchases of mortgage-backed and related securities and mortgage loans, offset by principal payments on loans and mortgage-backed and related securities and proceeds from sale or maturity of investment securities) was $148.0 million and $65.4 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash flows related to investing activities for the nine months ended September 30, 1997 reflects a significant increase in the amount of mortgage-backed securities, mortgage loans and investment securities purchased. Net cash provided by financing activities (primarily net activity in deposits and borrowings) were $166.2 million and $45.8 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 1997 is primarily the result of increased growth in 1997 as compared to the same period in 1996. The total net increase in cash and cash equivalents was $1.9 and $(3.9) million for the nine months ended September 30, 1997 and 1996, respectively.

                         TELEBANC FINANCIAL CORPORATION

         The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from sales and maturities of mortgage-backed and related securities and investment securities. Investment maturities and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company also accesses FHLB advances and has utilized securities sold under agreements to repurchase.

         The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 5.0%. At September 30, 1997, the Company's liquidity ratio was 5.43%.

         In the second quarter of 1994, the Company completed its initial public offering, raising an aggregate of $21.9 million through the issuance of common stock and subordinated notes with warrants. Upon completion of this offering, the Company invested $15 million of the proceeds as capital of the Bank. In February, 1997, the Company raised an additional $29.9 million in aggregate through the issuance of 4.0% cumulative preferred stock and 9.5% senior subordinated notes with warrants. Upon completion of this offering, the Company invested $10 million of the proceeds as capital of the Bank. The subordinated debt represents a stable, although relatively expensive, source of funds. In addition, the Company formed TeleBanc Capital Trust I, which in turn sold shares of trust preferred securities, Series A, for a total of $10,000,000 in a private placement. The annual expense to service the total subordinated debt and the trust preferred securities are $3.3 million and $1.1 million, respectively. Annual dividends on the 4% preferred stock are $648,000.

         Subject to regulatory approval, the Bank anticipates distributing dividends of $3.9 million to the Company at year end to service the debt and preferred stock. There are various regulatory limitations on the extent to which federally chartered savings institutions may pay dividends. Also, savings institution subsidiaries of holding companies generally are required to provide their OTS Regional Director with no less than 30 days notice of any proposed declaration on the institution's stock. Under terms of the indentures pursuant to which the subordinated notes were issued, the Company presently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $3.3 million, which represents 100% of the aggregate interest expenses for one year on the subordinated debt.

         The Company's most liquid assets are cash and cash equivalents, which include investments in liquid short-term investments and federal funds sold with maturities of nine months or less. The levels of these assets are dependent upon the Company's operating, financing, and investing activities during any given period. Cash equivalents totaled $5.1 million and $3.3 million as of September 30, 1997 and December 31, 1996, respectively. As of September 30, 1997, the Company had commitments to purchase $10.2 million in loans.

                         TELEBANC FINANCIAL CORPORATION

         In the normal course of business, the Company makes various commitments to extend credit and incurs contingent liabilities which are not reflected in the consolidated statements of financial condition.

CAPITAL RESOURCES

         Capital ratios at September 30, 1997 exceeded each of the three OTS capital requirements on a fully phased-in basis. The following table sets forth the actual and required minimum levels of regulatory capital for the Company under applicable OTS regulations as of September 30, 1997 ($ in thousands):

                                                                                             TO BE WELL CAPITALIZED
                                                                   FOR CAPITAL              UNDER PROMPT CORRECTIVE
                                       ACTUAL                   ADEQUACY PURPOSES               ACTION PROVISION
                              -------------------------------------------------------------------------------------

As of September 30, 1997        AMOUNT        RATIO          AMOUNT           RATIO                  AMOUNT
                                ------        -----          ------           -----                  ------
Total Capital (to risk
  weighted assets)             $51,228        13.37%          $30,663         8.00%                 $20,565

Tier 1 Capital (to risk
  weighted assets)             $48,354        12.62%          $15,331         4.00%                 $33,023

Tier 1 Capital (to average
  assets)                      $48,354         5.99%          $32,278         4.00%                 $16,076

Tangible                       $48,344         6.15%          $11,788         1.50%                 $36,556


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


                                                  TeleBanc Financial Corporation
                                                  ------------------------------
                                                          (Registrant)


Date:  November 14, 1997                   By: /s/ Mitchell H. Caplan
       -----------------------------------     ---------------------------------
                                               Mitchell H. Caplan
                                               President



Date:  November 14, 1997                   By: /s/ Aileen Lopez Pugh
       -----------------------------------     ---------------------------------
                                               Aileen Lopez Pugh
                                               Executive Vice President
                                               Chief Financial Officer/Treasurer