Form 10-K
period 1997-12-31
TELEBANC FINANCIAL CORP
filed 1998-03-31
CIK 920986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapte\\r) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Based upon the closing price of the registrant's common stock as of March 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is $45.1 million.*

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:


                 Class: Common Stock, par value $.01 per share.
                Outstanding at March 19, 1998: 2,242,494 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:


PART III:
         Portions of the definitive proxy statement for the 1998 Annual Meeting of Shareholders, if filed before April 30, 1998.

----------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant, Employee Stock Ownership Plan and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

                                     PART I

ITEM 1.       BUSINESS

GENERAL


         TeleBanc Financial Corporation (the "Company" or "TeleBanc"), with headquarters in Arlington, Virginia, had total assets of $1.1 billion at the end of 1997. TeleBanc was organized by its majority stockholder, MET Holdings Corporation ("MET Holdings"), to become, in March 1994, the parent savings and loan holding company for TeleBank ("the Bank"), a federally chartered savings bank. In February 1997, TeleBanc acquired TeleBanc Capital Markets, Inc. ("TCM"), a registered investment advisor, funds manager, and broker-dealer specializing in mortgages and mortgage-related securities. In June 1997, the Company formed TeleBanc Capital Trust I ("TCT"), which in turn sold shares of trust preferred securities, Series A, for a total of $10.0 million in a private placement. All references to the Company include the business of the Bank, TCM, and TCT. Financial and other data as of and for all periods prior to March 1994 represent the consolidated data of the Bank only. Prior to March 1996, the Bank was formerly known as Metropolitan Bank for Savings, F.S.B.

         The Company's revenues are derived principally from interest income on loans, mortgage-backed and related securities, and interest and dividends on investment securities and interest-bearing deposits. The Company's principal expenses are interest expense on deposits and borrowings and operating expenses, such as compensation and employee benefits. The Company's net income also may be offset by gains or losses on hedging transactions and other trading account gains or losses as part of the Company's asset/liability management strategies. Funds for these activities are provided by deposits, borrowings, principal repayments on outstanding loans and mortgage-backed and related securities, and sales of investment securities held for trading.

         The Bank, through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC"), funded 50% of the capital commitment for two new entities, AGT Mortgage Services, LLC ("AGT") and AGT PRA, LLC ("AGT PRA"). AGT services performing loans and administers workouts for troubled or defaulted loans for a fee. Management ceased operation of AGT on July 31, 1997. The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio.

         Since 1994, TeleBanc has raised approximately $61.8 million through the sale of capital stock and warrants and the issuance of subordinated notes and trust preferred securities. In the second quarter of 1994, TeleBanc completed its initial public offering, raising $4.6 million through the sale of common stock and an additional $17.3 million through the issuance of subordinated notes with warrants. Upon the completion of this offering, the Company invested $15 million of the proceeds as capital of the Bank. In February 1997, the Company consummated the sale of $29.9 million of units to investment partnerships managed by Conning & Company, CIBC WG Argosy Merchant Fund 2, LLC, General American Life Insurance Company, the Progressive Corporation, and The
Northwestern Mutual Life Insurance Company and the purchase of the assets of Arbor Capital Partners, Inc., which was majority owned by MET Holdings, through the issuance of 162,461 shares of TeleBanc common stock and a $500,000 cash payment. The units consist of convertible preferred stock and senior subordinated notes with warrants. In June 1997, the Company formed TCT, which in turn sold shares of trust preferred securities, Series A, for a total of $10.0 million in a private placement.

MARKET AREA AND COMPETITION

         From its office in Arlington, Virginia, the Company has a customer base in all 50 states and the District of Columbia. As a result of the Company's direct marketing strategy for deposits and reliance upon the secondary market to purchase mortgage loans and mortgage-backed and related securities, the Company competes on a nationwide basis for deposits and investments in residential mortgage products. Generally, the Company faces substantial competition for deposits from thrifts, commercial banks, credit unions, and other institutions providing retail investment opportunities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity meeting the requirements of investors as to rate of return, liquidity, risk, and other factors, as well as on the perception of depositors as to the convenience and quality of its services. Competition in residential mortgage investing comes primarily from commercial banks, thrift institutions, and purchasers of mortgage products in the secondary market. The Company competes for residential mortgage investments principally on the basis of bid price and for loans on the basis of interest rate, fees it charges, and loan types offered.

LENDING ACTIVITIES

         GENERAL. The Company's lending activities consist primarily of the purchases of whole loans and mortgage-backed and related securities rather than the production and origination of loans, which entails greater overhead expenses, commonly found in a traditional thrift or community bank.

         LOAN PORTFOLIO COMPOSITION. The Company's net loans receivable totaled $540.7 million at December 31, 1997, or 49.1%, of total assets at that date. At December 31, 1997, $547.7 million, or 98.8%, of the total gross loan portfolio, consisted of one-to-four family residential mortgage loans. Prior to 1990, the Company originated a limited number of loans for the purchase or construction of multifamily and commercial real estate. As part of the Company's general operating strategy and in response to risks associated with multifamily and commercial real estate lending and prevailing economic conditions, the Company has substantially reduced its purchases and originations of such loans. At December 31, 1997, multifamily, commercial, and mixed use real estate loans amounted to $5.3 million, or 1.0%, of the Company's total loan portfolio. The loan portfolio also included home equity lines of credit and loans secured by savings deposits in the amount of $869,000, or 0.2%, of the Company's total loan portfolio at December 31, 1997.

         The following table sets forth information concerning the Company's loan portfolio in dollar amounts and in percentages, by type of loan.


                                                                         AT DECEMBER 31,
                                                         ------------------------------------
                                                         1997       %        1996       %
                                                         ----     ----       ----      ---
                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family fixed-rate.................... $ 211,287  38.11%   $142,211   38.59%
   One- to four-family adjustable-rate...............   336,470  60.69     217,352   58.97
   Multifamily.......................................     1,447   0.26       1,516    0.41
   Commercial real estate............................     3,033   0.55       4,017    1.09
   Mixed use real estate.............................       856   0.15       1,180    0.32
   Land..............................................       463   0.08         781    0.21
                                                      --------- ------    --------  ------
    Total real estate loans..........................   553,556  99.84     367,057   99.59
                                                      --------- ------    --------  ------
Consumer and other loans:
   Lease financing...................................       --      --          --      --
   Home equity lines of credit and
   second mortgage loans.............................       564   0.10       1,208    0.33
   Other (1).........................................       305   0.06         305    0.03
                                                      ----------------    --------  ------
   Total consumer and other loans....................       869   0.16       1,513    0.41
                                                      ----------------    --------  ------
   Total loans....................................... $ 554,425 100.00%   $368,570  100.00%
                                                      ========= =======   ========  ======
Deduct:
   Non accrual/cost recovery.........................      (155)                       (182)
   Deferred loan fees................................       (34)                        (42)
   Deferred discounts on loans.......................    (9,938)                    (13,750)
   Allowance for loan losses.........................    (3,594)                     (2,957)
                                                      -------------               ----------
Total................................................   (13,721)                    (16,749)
                                                      -------------               ----------
Loans receivable, net................................ $ 540,704                  $  351,821
                                                      =============               ==========

                                                                                 AT DECEMBER 31,
                                                      -------------------------------------------------------
                                                           1995       %        1994      %        1993       %
                                                           ----      ---       ----     ---       ----      --
                                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family fixed-rate.................... $ 105,750   39.91%  $  67,449  42.54%   $  44,450  43.06%
   One- to four-family adjustable-rate...............   148,928   56.20      79,701  50.27       50,708  49.14
   Multifamily.......................................     1,286    0.49       1,114   0.70          932   0.90
   Commercial real estate............................     4,553    1.72       4,385   2.77        5,912   5.73
   Mixed use real estate.............................     1,792    0.68       1,953   1.23           --     --
   Land..............................................       384    0.14         387   0.24           16   0.02
                                                      --------- -------   --------- ------    --------- ------
    Total real estate loans..........................   262,693   99.14     154,989  97.75      102,018  98.85
                                                      --------- -------   --------- ------    --------- ------
Consumer and other loans:
   Lease financing...................................        --      --          --     --           17   0.02
   Home equity lines of credit and
   second mortgage loans.............................     2,202    0.83       3,395   2.14        1,007   0.98
   Other (1).........................................        79    0.08         168   0.11          151   0.15
                                                      --------- -------   --------- ------    --------- ------
   Total consumer and other loans....................     2,281    0.86       3,563   2.25        1,175   1.15
                                                      --------- -------   --------- ------    --------- ------
   Total loans....................................... $ 264,974  100.00%  $ 158,552 100.00%   $ 103,193 100.00%
                                                      ========= =======   ========= ======    ========= ======
Deduct:
   Non accrual/cost recovery.........................                --                 --                  --
   Deferred loan fees................................               (42)               (50)                (68)
   Deferred discounts on loans.......................           (14,129)            (2,835)             (1,431)
   Allowance for loan losses.........................            (2,311)              (925)               (835)
                                                                -------             ------              ------
Total................................................           (16,482)            (3,810)             (2,334)
                                                                -------             ------              ------
Loans receivable, net................................          $248,492           $154,742            $100,859
                                                               =========           =========            ========

------------
(1) Includes primarily loans secured by deposit accounts in the Bank, and to a lesser extent, unsecured consumer credit.

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Company's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table below does not include any estimate of prepayments, which may significantly shorten the average life of a loan and may cause the Company's actual repayment experience to differ from that shown below.


                                                DUE IN ONE        DUE IN ONE        DUE AFTER
                                               YEAR OR LESS      TO FIVE YEARS     FIVE YEARS           TOTAL
                                               ------------      -------------     ----------           -----
                                                                         (IN THOUSANDS)
Real estate loans:
   One- to four-family fixed-rate...........     $   1,402        $   6,878        $  203,007       $   211,287
   One- to four-family adjustable-rate......            11           12,634           323,825           336,470
   Multifamily..............................            --            1,114               333             1,447
   Mixed use................................           110              300               446               856
   Commercial real estate...................           453              252             2,328             3,033
   Land.....................................            --              --                463               463
Consumer and other loans:
   Home equity lines of credit and
     second mortgage loans..................            --              544                20               564
   Other....................................            --               --               305               305
                                                 ---------        ---------         ---------       ------------
     Total..................................     $   1,976        $  21,722          $530,727      $     554,425
                                                 =========        =========         ========        ============


         The following table sets forth as of December 31, 1997 the dollar amount of the loans maturing subsequent to December 31, 1998 allocated between those with fixed interest rates and those with adjustable interest rates.

                                                                FIXED RATES     ADJUSTABLE RATES        TOTAL
                                                                -----------     ----------------        -----
                                                                                 (IN THOUSANDS)
Real estate loans:
   One- to four-family........................................    $209,885         $336,459 $           546,344
   Multifamily................................................       1,270                177             1,447
   Mixed use..................................................         746                 --               746
   Commercial real estate.....................................         537              2,043             2,580
   Land.......................................................         463                 --               463
Consumer and other loans:
   Home equity lines of credit and second
     mortgage loans...........................................          21                543               564
   Other......................................................          81                224               305
                                                                ----------         ----------       -----------
     Total.................................................... $   213,003        $   339,446       $   552,449
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

         ORIGINATION, PURCHASE, AND SALE OF LOANS. Consistent with the Company's strategy of minimizing operating expenses, the Company emphasizes the purchase of loans rather than direct originations.  The Company  purchased  $342.9 million,  $183.1  million,  $145.9 million, $85.4 million, and $33.4 million of loans during the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively. The Company's mortgage loan originations totaled $0, $462,000, $2.7 million, $4.3 million, and $1.8 million in the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

         Approximately 54.4% of the Company's loan portfolio is serviced by other lenders for which the Company pays a fee ranging from a minimum of 25 basis points of the principal balance of the loan per annum to a maximum of $12 per month per loan. The institutions servicing loans for the Company, among other things, collect and remit loan payments, maintain escrow accounts, inspect properties, and administer foreclosures when necessary.

         The  Company  sells  whole  loans  to   institutional   investors  and,
accordingly, is a Fanie Mae seller/servicer and a Federal Home Loan Mortgage Corporation ("FHLMC") servicer. The majority of loans sold have consisted of long-term, fixed-rate mortgage loans sold to Fannie Mae.

The Company generally sells such loans with servicing retained.

         The following table shows loan origination, purchase, sale, and repayment activity of the Company during the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                              1997          1996         1995
                                                              ----          ----         ----
                                                                       (IN THOUSANDS)

Total loans receivable at beginning of period...........  $   351,821  $   248,492   $   154,742
Loans purchased:
 Real estate loans:
   One- to four-family variable rate....................      256,545      128,171        98,065
   One- to four-family fixed rate.......................       86,331       53,915        47,845
   Multi-Family ........................................         --          1,000          --
   Mixed-used...........................................         --            --           --
   Commercial real estate...............................         --            --           --
   Consumer and other loans.............................         --            --           --
                                                          -----------  -----------   ---------
     Total loans purchased..............................      342,876      183,086       145,910
Loans originated:
 Real estate loans:
   One- to four-family variable rate....................         --            --           --
   One- to four-family fixed rate.......................         --             25            80
   Commercial real estate...............................         --            --           --
   Land ................................................         --            400          --
Home equity lines of credit and second mortgage loans...         --             37         2,644
                                                          -----------  -----------   -----------
     Total loans originated.............................         --            462         2,724
                                                          -----------  -----------   -----------
     Total loans purchased and originated...............      342,876      183,548       148,634

Loans sold..............................................       39,656       18,829         6,192
Loans securitized.......................................       21,017        8,275         2,794
Loan repayments.........................................       95,127       50,221        32,755
                                                          -----------  -----------   -----------
   Total loans sold, securitized, and repaid............      155,800       77,325        41,741

Net change - TBFC ESOP Note Receivable .................          --           (65)         --
Net change in deferred discounts and loan fees..........        3,820         (379)      (11,286)
Net transfers to REO ...................................       (1,454)      (1,513)         (471)
Net provision for loan losses...........................         (637)        (646)       (1,386)
Cost Recovery/Contra Assets ............................           27          (41)           --
Other loan debits/HELOC advances .......................           51         (250)           --
                                                              -------     --------       -------
Increase (decrease) in total loans receivable...........      188,883      103,329        93,750
                                                              -------     --------       -------
Net loans receivable at end of period...................  $   540,704  $   351,821   $   248,492
                                                              =======     ========       =======

         The Company's loan purchases during 1997 increased $159.8 million from fiscal year 1996 as the Company continued to expand the Bank's operations. During fiscal 1997 and 1996, the Company's loan purchases involved purchases of whole loans in the secondary market, principally from private investors. The Company's loan purchases during fiscal year 1997 included purchases of 92 pools with approximately 2,900 loans. The Company's loan purchases during fiscal year 1996 included purchases of 35 pools with approximately 1,253 loans and minimal loan originations consistent with the Company's operating strategy. The Company's loan purchases during fiscal year 1995 included purchases of 26 pools with approximately 1,200 loans and minimal loan originations consistent with the Company's operating strategy.

         ONE-TO-FOUR FAMILY RESIDENTIAL LENDING. No mortgage loans were originated during 1997. In 1996, the Company originated $25,000 of loans secured by one-to-four-family residential properties, excluding home equity lines of credit, in accordance with Fannie Mae and FHLMC underwriting guidelines for terms up to 30 years. It is the Company's policy to make one-to-four-family mortgage loans with up to a 95% loan-to-value ratio, if private mortgage insurance is obtained on the portion of the principal amount in excess of 80% of the appraised value.

         MULTIFAMILY AND COMMERCIAL REAL ESTATE LENDING. Since 1990, the Company has not actively pursued multifamily and commercial real estate lending or loans secured by undeveloped land and has substantially reduced originations of such loans. As of December 31, 1997, multifamily, mixed use, commercial real estate, and land loans amounted to $5.8 million, or 1.05%, of the Company's total loan portfolio.

         CONSUMER AND OTHER LENDING. The Company does not emphasize consumer or other loans, but from time to time, originates such loans as an accommodation to its customers or purchases such loans as part of larger loan packages. Such lending primarily includes home equity lines of credit and loans secured by savings deposits. However, the Company did not originate any consumer or other loans during 1997. During 1996, the Company originated $37,000 in consumer loans and $305,000 in other loans. At December 31, 1997, consumer and other loans totaled $305,000, or 0.06%, of the Company's total loan portfolio. At December 31, 1997, total outstanding home equity lines of credit and second mortgage loans amounted to $564,000, or 0.10%, of the Company's total loan portfolio.

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

MORTGAGE-BACKED AND RELATED SECURITIES, AND SECONDARY MARKET ACTIVITIES

         The Company maintains a significant portion of mortgage-backed securities, primarily in the form of privately insured mortgage pass-through securities, as well as Government National Mortgage Association ("GNMA"), Fannie Mae, and FHLMC participation certificates, and securities issued by other nonagency organizations. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Fannie Mae and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are senior tranches collateralized by federal agency securities or whole loans. In the fourth quarter of 1995, the Company reclassified the existing held-to-maturity mortgage-backed security portfolio to available-for-sale. The following table sets forth the activity in the Company's mortgage-backed securities held-to-maturity portfolio during the periods indicated.

         In 1997, the Company acquired certain trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities purchased for trading are carried at market value with the corresponding unrealized gains and losses being recognized by credits and charges to income. The Company had $21.1 million classified as trading securities at December 31, 1997. No securities were classified as trading securities at and prior to December 31, 1996. For the period ending December 31, 1997, the Company recognized approximately $564,000 in realized gains from the sale of trading assets and approximately $640,000 in unrealized appreciation of trading assets.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                        1997               1996              1995
                                                                        ----               ----              ----
                                                                                 (DOLLARS IN THOUSANDS)
Mortgage-backed and related securities at beginning
   of period (not including available for sale and trading)...          $ --               $ --          $   221,005
   Purchases:
     Pass-through securities..................................            --                 --               55,110
     CMOs.....................................................            --                 --                5,235
     FNMA.....................................................            --                 --                   --
     GNMA.....................................................            --                 --                   --
     FHLMC....................................................            --                 --                   --
   Acquired in exchange for loans.............................            --                 --              (10,465)
   Sales (1)..................................................            --                 --              (18,813)
   Repayments.................................................            --                 --              (39,155)
   Transfer to held for sale..................................            --                 --             (212,917)
                                                                         --------------------------------------------
Mortgage-backed and related securities at
 end of period (not including available for sale and trading).          $ --               $ --          $        --
                                                                        =============================================

       The   following   table  sets  forth  the   activity  in  the   Company's
mortgage-back   securities  available  for  sale  portfolio  during  the  period indicated.

                                                                    -------------------------------------------------
                                                                        1997               1996              1995
                                                                        ----               ----              ----
                                                                                 (DOLLARS IN THOUSANDS)
Mortgage-backed and related securities at beginning
   of period .................................................      $ 184,743           $ 234,835         $15,459
   Purchases:
     Pass-through securities..................................         39,400             109,600          13,183
     CMOs.....................................................        218,836              30,053              --
     FNMA.....................................................          2,115              12,102           2,634
     GNMA.....................................................         32,200              30,687              --
     FHLMC....................................................          4,649              14,194          12,810
   Transfer from held to maturity.............................             --                  --         212,917
   Sales (1)..................................................      (117,047)            (185,703)       (15,755)
   Repayments.................................................       (45,304)             (61,805)        (6,024)
   Transfer to trading........................................             --                  --         (1,650)
Provision for losses on securities............................             --                 (22)            --
Mark to market ...............................................           (389)                826            811
FASB 122 servicing ...........................................             --                 (24)            --
                                                                    -------------------------------------------------
Mortgage-backed and related securities at
 end of period ...............................................      $ 319,203            $184,743      $ 234,835
                                                                    =================================================

------------------------

(1) Includes mortgage-backed securities on which call options have been exercised.

         The following table sets forth the scheduled maturities, carrying values, and current yields for the Company's portfolio of mortgage-backed securities at December 31, 1997:

                                                                           AFTER ONE BUT        AFTER FIVE BUT
                                                    WITHIN ONE YEAR      WITHIN FIVE YEARS     WITHIN TEN YEARS
                                                    ---------------      -----------------     ----------------
                                                  BALANCE   WEIGHTED    BALANCE   WEIGHTED    BALANCE   WEIGHTED
                                                    DUE       YIELD       DUE       YIELD       DUE       YIELD
                                                    ---       -----       ---       -----       ---       -----
                                                                                            (DOLLARS IN THOUSANDS)
Private issuer                                   $   --        --%     $ 2,621      6.44%    $ 6,021      8.84%
Collateralized mortgage obligations                  --        --           --        --          --        --
Agencies                                            939      6.26          623      6.75          --        --
                                                 ------      ----      -------      ----     -------      ----
                                                 $  939      6.26%     $ 3,244      6.50%    $ 6,021      8.84%
                                                 ======      ====      =======      ====     =======      =====


                                              AFTER TEN YEARS             TOTALS
                                              ---------------       ------------------
                                              BALANCE   WEIGHTED    BALANCE   WEIGHTED
                                                DUE       YIELD       DUE       YIELD
                                                ---       -----       ---       -----

Private issuer                               $145,417     8.78%    $154,059     8.74%
Collateralized mortgage obligations           139,578     6.90      139,578     6.90
Agencies                                       24,004     6.90       25,566     6.87
                                             --------     ----     --------     ----
                                             $308,999     7.78%    $319,203     7.79%
                                             ========     ====     ========     ====

         In May 1996, the Company formed AGT, a 50% owned subsidiary which services loans for both the Bank and third parties. The Company entered into a loan servicing agreement with AGT on May 1, 1996, whereby AGT is paid a fee of $8 to $100 per loan per month depending upon the type of loan and whether it is performing or non-performing. AGT also receives a fee in its capacity as Master Servicer for the Company's subserviced portfolio and is reimbursed for any direct collection expenses including attorney fees, repair costs, etc. The Company ceased operation of AGT on July 31, 1997. For the period ending December 31,1997, the Company incurred a loss in equity investment in AGT of approximately $640,000.

         Most of the loans sold by the Company are sold on a servicing retained basis. Servicing includes collecting and remitting loan payments, holding escrow funds for the payment of real estate taxes, contacting delinquent mortgagors, in some cases advancing to the investor interest when the mortgage is delinquent, supervising foreclosures in the event of unremedied defaults and generally administering the loans. Under loan servicing contracts, the Company receives servicing fees that are withheld from the monthly payments made to investors. The Company's aggregate loan servicing fees amounted to $942,000, $790,000, and $126,000 in 1997, 1996, and 1995, respectively.

         The following table sets forth information regarding the Company's loan servicing portfolio at the dates shown.

                                                                      AT DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                 1997                      1996                       1995
                                       -----------------------   -----------------------    -----------------------
                                                       PERCENT                   PERCENT                   PERCENT
                                                         OF                        OF                        OF
                                         AMOUNT         TOTAL       AMOUNT        TOTAL       AMOUNT        TOTAL
                                         ------         -----       ------        -----       ------        -----
                                                                  (DOLLARS IN THOUSANDS)
Loans owned and serviced by
   the Company.......................  $ 252,945        45.6 %   $   164,745      44.7%     $ 161,625       61.0%
Loans owned by the Company
   and serviced by others............    301,500        54.4         203,853      55.3        103,349       39.0
                                       ---------     -------     -----------    ------      ---------      -----
   Total loans owned by the
     Company.........................  $ 554,425       100.0 %   $   368,598     100.0%     $ 264,974      100.0%
                                       ===========   =======     ===========    ======      ===========    =====
Loans serviced for others............  $  57,682                 $    45,856                $  18,196


NON-PERFORMING, DELINQUENT, AND OTHER PROBLEM ASSETS

         GENERAL. It is management's policy to monitor continually the Company's loan portfolio to anticipate and address potential and actual delinquencies. Valuations are periodically performed by management and an allowance for losses on REO is established by a charge to operations if the fair value of the property has changed.

         NONPERFORMING ASSETS. Nonperforming assets consist of loans on which interest is no longer accrued, loans which have been restructured in order to allow the borrower to maintain control of the collateral, real estate acquired by foreclosure, real estate upon which deeds in lieu of foreclosure have been accepted and real estate owned which has been classified as In-Substance Foreclosure ("ISF"). Restructured loans and real estate owned have been written down to estimated fair value, based upon estimates of cash flow expected from the underlying collateral and appropriately discounted.

         The following table sets forth information with respect to the Company's non-accrual loans, REO and ISF, and troubled debt restructuring ("TDRs") at the dates indicated. Since December 1993, the Company no longer classifies ISF loans as REO.

                                                                          AT DECEMBER 31,
                                              ----------------------------------------------------------------------
                                              1997           1996           1995            1994           1993
                                              ----           ----           ----            ----           ----
                                                                   (DOLLARS IN THOUSANDS)
Loans accounted for on a
non-accrual basis:
   Real estate loans:
     One- to four-family................  $    10,359     $     8,979    $     4,526    $     1,296     $     1,570
     Commercial real estate.............          568           1,217            261            702             902
     Land...............................           --              --             --             --              --
     Construction.......................           --              --             --             --              --
   Home equity lines of credit and
     second mortgage loans..............           --              54            136             41              47
   Other................................           --              --             --             27              35
                                          -----------     -----------    -----------    -----------     -----------
Total...................................  $    10,927     $    10,250    $     4,923    $     2,066     $     2,554
                                          ===========     ===========    ===========    ===========     ===========
Accruing loans which are contractu-
 ally past due 90 days or more:
   Real estate loans:
     One- to four-family................  $        --     $        --    $       230    $        --     $        --
                                          -----------     -----------    ------------   -----------     -----------
Total...................................  $        --     $        --    $       230    $        --     $        --
                                          ===========     ===========    ============   ===========     ===========
Total of non-accrual and 90 days
 past due loans.........................  $    10,927     $    10,250    $     5,153    $     2,066     $     2,554
                                          ===========     ===========    ===========    ===========     ===========
REO:
   One- to four-family..................  $       681     $     1,300    $       421    $        98     $       194
   Commercial real estate...............           --              --             --            206             665
   Land.................................           --              --            582            581             582
                                          -----------     -----------    -----------    -----------     -----------
                                                  681           1,300          1,003            885           1,441
   Loss allowance for REO...............           --             (65)          (213)           (92)           (221)
                                          -----------     -----------    -----------    ------------    -----------
     Total REO, net.....................          681           1,235            790            793           1,220
                                          -----------     -----------    -----------    -----------     -----------
Total non-performing assets, net........  $    11,608     $    11,485    $     5,943          2,859     $     3,774
                                          ===========     ===========    ===========    ===========     ===========
Total non-performing assets, net,
   as a percentage of total assets......         1.05%           1.83%          1.07%           0.7%            1.7%
                                          ===========     ===========    ===========    ============    ===========
Total loss allowance as a percentage
   of total non-performing assets,
   gross................................        30.96%          26.30%         39.53%         34.45%          26.43%
                                          ===========     ===========    ===========    ============    ===========
TDRs ..................................   $       425     $       435    $       365    $       688     $       413
                                          ===========     ===========    ===========    ============    ===========


         During 1997, non-performing assets increased by $123,000 or 1.1%. This increase is attributed to the $188.9 million, or 53.6%, growth in the overall loan portfolio. In accordance with the Company's policy, management actively monitors the non-performing assets.

             During the years ended December 31, 1997, 1996, 1995, and 1994, interest income of approximately $739,000, $789,000, $365,000, and $113,000, respectively, would have been recorded on non-accruing loans had they been performing in accordance with their terms. No interest on non-accruing loans was included in income during the years ended December 31, 1997, 1996, 1995, and 1994. TDRs are loans to which the Company has granted certain concessions taking into consideration among other things the borrower's financial difficulty. The objective of the Company in granting these concessions, through a modification of terms, is to maximize the recovery of its investment. Such modifications of terms may include reduction in stated rate, extension of maturity at a more favorable rate, and/or reduction of accrued interest. TDRs with concessions totaled approximately $ 425,000, $435,000, $365,000, and $688,000 at December
31, 1997, 1996, 1995, and 1994, respectively. TDRs continue to be closely monitored by the Company due to their inherent risk characteristics. Interest income recorded on TDRs in 1997, 1996, 1995, and 1994 was approximately $28,000, $28,000, $45,000, and $9,000, respectively.

         Loans which are not classified as non-accrual, past due 90 days or more or TDRs, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, past due 90 days or more or TDRs are considered potential problem loans. At December 31, 1997, loans still accruing interest, but identified by management as potential problem loans aggregated $2.5 million. The majority of these loans, identified as "special mention" loans, include a $2.3 million pool of single family, non-performing loans which are performing in accordance with a bankruptcy plan.

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

         The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been identified but can be expected to occur. General allowances are established by management and approved by the Board of Directors. These allowances are reviewed monthly based on an assessment of risk in the Company's loan portfolio as a whole taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and general economic conditions. Additional provisions for losses on loans may be made to bring the allowance to a level deemed adequate. Additionally, the Company's internal audit consultants have established an independent internal loan review program which is followed by bank personnel.

         In general, the Company adds provisions to its allowance for loan losses in amounts equal to 0.20% of one-to-four family mortgages, 0.50% for home equity lines of credit and second trusts, 1.0% of multifamily and mixed use real estate loans and 2.0% of commercial and land loans. During 1997, the Company recorded a $637,000 net increase in the allowance for loan losses in relation to the $188.9 million increase in the loan portfolio. Of this increase in the allowance for loan losses, 100% of the amount related to the general valuation allowance ("GVA").

         As of December 31, 1997, total loans receivable include four pools of credit enhanced one-to-four family mortgage loans totaling $41.7 million, or 7.5%, of total loans outstanding. Two of these pools totaling $28.3 million have a credit reserve from the seller equal to 2.5% of the unpaid principal balance at the time of the purchase available to offset any losses. Another pool, totaling $7.3 million, has an indemnification whereby the seller must repurchase any loan that become more than four payments past due at any time during the life of the loan. The final pool, totaling $6.1 million, has a credit reserve equal to approximately 10.0% of the unpaid principal balance at the time of acquisition. Management believes that the combination of the Company's loan loss allowance, net credit discount, and credit enhancement on certain loan pools are adequate to cover potential losses.

         Information regarding movements in the provision for loan losses during the five year period ending December 31, 1997 is incorporated herein by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Earnings Performance -- Provision for Loan and Security Losses" included in this Form 10-K.

         The following table sets forth at December 31, 1997 the aggregate carrying value of the Company's assets classified as substandard, doubtful, loss, and special mention according to type.

                                                                                            TOTAL         SPECIAL
                                           SUBSTANDARD     DOUBTFUL         LOSS         CLASSIFIED       MENTION
                                           -----------     --------         ----         ----------       -------
                                                                       (IN THOUSANDS)
Loans:
   One- to four-family..................  $    10,359      $     --       $      443    $    10,802      $    2,257
   Commercial real estate...............          283           285               67            635             249
   Land.................................           --            --               --             --             --
   Home equity lines of credit and
     second mortgage....................           --            --               --             --             --
                                          -----------      --------       ----------    -----------      ---------

Total loans.............................  $    10,642      $    285       $      510    $    11,437      $   2,506
                                          ===========      =========      ==========    ===========      =========
REO:

   One- to four-family..................  $       681      $     --       $       --    $       681      $      --
                                          -----------      --------       ----------    -----------      ---------

Total REO...............................          681            --               --            681             --
                                          -----------      --------       ----------    -----------      ---------
Total...................................  $    11,323      $    285       $      510    $    12,118      $   2,506
                                          ===========      =========      ==========    ===========      =========


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

                                                                                   AT DECEMBER 31,
                          -------------------------------------------------------------------------------
                                   1997                      1996                      1995
                          ------------------------- ------------------------- --------------------------

                                       PERCENT OF                 PERCENT OF                PERCENT OF
                                      LOANS IN EACH              LOANS IN EACH             LOANS IN EACH CH
                                       CATEGORY TO                CATEGORY TO               CATEGORY TO  O
                            AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS  S
                            ------    -------------    ------    -------------   ------    ------------- -
                                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family..... $   3,271       98.80%    $   2,529       97.56%     $  1,939       96.11%
  Multifamily.............        15        0.26            15        0.41            13        0.49
  Commercial real estate..       286        0.55           373        1.09           281        1.72
  Mixed use...............         9        0.15            12        0.32            18        0.68
  Land....................         8        0.08             8        0.21             8        0.14
Lease financing...........        --          --            --          --            --          --
Home equity lines of
  credit and second
  mortgage loans..........         5        0.16            20        0.41            28        0.83
Other consumer............        --          --            --          --            24        0.03
                           ---------     ----------- ---------     -------      --------      ------
Total allowance for
  loan losses............. $   3,594     100.00%     $   2,957      100.00%     $  2,311      100.00%
                           =========     =======     =========    ========      ========     =======


                          -----------------------------------------------------
                                    1994                      1993
                          ------------------------- ---------------------------
                                        PERCENT OF                 PERCENT OF
                                       LOANS IN EACH              LOANS IN EACH
                                        CATEGORY TO                CATEGORY TO
                             AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                             ------    -------------    ------    ------------
Real estate loans:
  One- to four-family.....  $     667      92.81%     $     468       92.20%
  Multifamily.............         11       0.70              9        0.90
  Commercial real estate..        273       2.77            329        5.73
  Mixed use...............         --       1.23             --          --
  Land....................          8       0.24              1        0.02
Lease financing...........         --         --              3        0.02
Home equity lines of
  credit and second

  mortgage loans..........         16       2.14              5        0.98
Other consumer............         14       0.11             20        0.15
                            ---------      -----      ---------      ------

Total allowance for

  loan losses.............  $     989     100.00%     $     835      100.00%
                            =========    =======      =========    ========

         Included in the above amounts are specific reserves totaling $510,000, $579,000, $392,000, $201,000, and $240,000, at December 31, 1997, 1996, 1995,
1994, and 1993, respectively, related to loans classified as loss.

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

         As of December 31, 1997, all of the Company's REO consisted of one-to-four family real estate.

INVESTMENT SECURITIES

         The following table sets forth the cost basis and fair value of the Company's investment portfolio at the dates indicated.

                                                                      AT DECEMBER 31,
                                                 1997                     1996                        1995
                                         --------------------      -------------------        ------------
                                          COST           FAIR        COST         FAIR         COST         FAIR
                                          BASIS          VALUE       BASIS        VALUE        BASIS        VALUE
                                          -----          -----       -----        -----        -----        -----
                                                                                            (DOLLARS IN THOUSANDS)
Investment Securities:
   Held to maturity:
     Corporate debt.................    $     --    $      --    $      --     $     --     $     --     $      --
     Margin account ................          --           --           18           18           --            --
     Other investments..............          --           --            1            1           --            --
   Available for sale:

     Municipal bonds................       7,327        7,681        7,325        7,507       12,360        12,712
     Corporate debt.................      18,536       19,575       22,525       23,569       22,850        23,987
     Obligations of U.S.

       government agencies..........      22,147       22,505       31,139       31,272        3,359         3,359
     Other Investments..............      25,536       25,553           --           --           --            --
     Certificate of Deposits .......         499          499          499          499           --            --
                                        --------    ---------    ---------      --------     -------       -------
Subtotal............................      74,045       75,813       61,505       62,866       38,569        40,058
   Securities purchased under
     agreements to resell...........          --           --        1,730        1,730           --            --
   Equity securities:
     Stock in FHLB Atlanta..........      10,000       10,000        7,300        7,300        5,275         5,275
     Stock in FHLMC ................       5,000        4,950        5,000        4,988           --            --
     Stock in FNMA ..................                   8,000        8,375        8,000        8,232            --               --
     Other corporate stock .........       2,038        2,099        1,011        1,011           --            --
                                        --------    ---------    ---------    ---------     --------     ---------
     Total..........................    $ 99,083    $101,237     $  84,546    $  86,127     $ 43,844     $  45,333
                                        ========    ========     =========    =========     ========     =========

         The following table sets forth the scheduled maturities, carrying values, and current yields for the Company's investment portfolio of debt securities at December 31, 1997 (dollars in thousands):

                                                                           AFTER ONE BUT         AFTER FIVE BUT
                                                    WITHIN ONE YEAR      WITHIN FIVE YEARS       WITHIN TEN YEARS
                                                 --------------------  ---------------------- --------------------
                                                  BALANCE   WEIGHTED    BALANCE   WEIGHTED    BALANCE   WEIGHTED
                                                    DUE       YIELD       DUE       YIELD       DUE       YIELD
                                                    ---       -----       ---       -----       ---       -----
                                                                                            (DOLLARS IN THOUSANDS)
Municipal bonds (a)                              $      --        --%  $    577     6.35%   $  3,692      6.50%
Corporate debt                                          --        --         --       --       7,675      6.95
Certificates of Deposit                                 --        --        499     6.92          --        --
Obligations of U.S. Government Agencies                539      5.95         --       --          --        --
Other Investments                                      324      5.84     25,054     5.69         175      7.50
Equities                                                --        --         --       --          --        --
                                                 ---------    ------   --------   ------    --------    ------
                                                 $     863      5.91%  $ 26,130     5.73%   $ 11,542      6.81%
                                                 =========    ======   ========   ======    ========    ======


                                                 AFTER TEN YEARS           TOTALS
                                               ------------------    ------------------
                                               BALANCE   WEIGHTED    BALANCE   WEIGHTED
                                                 DUE       YIELD       DUE       YIELD
                                                 ---       -----       ---       -----
Municipal bonds (a)                           $  3,412      9.67%   $  7,681      7.90%
Corporate debt                                  11,900      6.59      19,575      6.73
Certificates of Deposit                             --        --         499      6.92
Obligations of U.S. Government Agencies         21,966      6.18      22,505      6.17
Other Investments                                   --        --      25,553      5.70
Equities                                        25,424      6.42      25,424      6.42
                                              --------    ------   ---------    ------
                                              $ 62,702      6.55%  $ 101,237      6.36%
                                              ========    ======   =========    ======


-----------------
(a) Yields on tax exempt obligations are computed on a tax equivalent basis.

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposits in the Bank as of December 31, 1997 were represented by the various categories described below:

                                                                                                PERCENT
                                                                                               OF TOTAL
             TERM                       CATEGORY                          BALANCE              DEPOSITS
             ----                       --------                          -------              --------
                                                                      (In thousands)
         None                  Checking Accounts                        $       761              0.15%
         None                  Money Market Accounts                        122,185             23.40%
         None                  Passbook Accounts                                665              0.13%

                               Certificates of Deposit
         3-month               Fixed-Term, Fixed-Rate                           949              0.18%
         6-month               Fixed-Term, Fixed-Rate                         4,414              0.84%
         12-month              Fixed-Term, Fixed-Rate                        54,604             11.41%
         18-month              Fixed-Term, Fixed-Rate                         8,312              1.59%
         2-year                Fixed-Term, Fixed-Rate                        60,490             11.63%
         30-month              Fixed-Term, Fixed-Rate                       136,599             26.12%
         3-year                Fixed-Term, Fixed-Rate                        23,404              4.48%
         4-year                Fixed-Term, Fixed-Rate                           603              0.12%
         5-year                Fixed-Term, Fixed-Rate                        94,804             18.15%
         7-year                Fixed-Term, Fixed-Rate                         4,303              0.82%
         10-year               Fixed-Term, Fixed-Rate                         5,128              0.98%
                                                                        -----------            -------
         Total                                                          $   522,221            100.00%
                                                                        ===========            =======

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company between the dates indicated:

                                         BALANCE                                       BALANCE
                                           AT          PERCENTAGE                        AT          PERCENTAGE
                                      DECEMBER 31,         OF          INCREASE     DECEMBER 31,         OF
              ACCOUNTS                   1997          DEPOSITS       (DECREASE)        1996          DEPOSITS
              --------                ----------  ----------------    ----------    ---------------  ----------
                                                                                       (DOLLARS IN THOUSANDS)
Passbook.............................. $      665          0.13%       $  (1,093)     $   1,758          0.45%
Money market..........................    122,185         23.40           12,350        109,835         28.13
Checking..............................        761          0.15              452            309          0.08
Certificates of deposit...............    398,610         76.32          120,026        278,584         71.34
                                       ----------        ------        ---------      ---------        ------
     Total............................ $  522,221        100.00%       $ 131,735      $ 390,486        100.00%
                                       ==========        ======        =========      =========        ======


                                                         BALANCE
                                                           AT         PERCENTAGE
                                        INCREASE     DECEMBER 31,         OF
              ACCOUNTS                 (DECREASE)         1995         DEPOSITS
              --------                 ----------    ---------------  ---------
Passbook..............................  $    (262)     $   2,020          0.66%
Money market..........................     34,103         75,732         24.71
Checking..............................     (1,439)         1,748          0.57
Certificates of deposit...............     51,584        227,000         74.06
                                        ---------      ---------       -------
     Total............................  $  83,986      $ 306,500        100.00%
                                        =========      =========       =======


         The following table sets forth certificates of deposit and money market accounts in the Company classified by rates at the dates indicated.

                                                                                 AT DECEMBER 31,
                                                                     1997             1996              1995
                                                                     ----             ----              ----
                                                                                 (IN THOUSANDS)
0 - 1.99%.....................................................   $         5       $     5,235      $        --
2 - 3.99%.....................................................            --               148               --
4 - 5.99%.....................................................       231,048           210,481          141,750
6 - 7.99%.....................................................       289,046           170,056          158,375
8 - 9.99%.....................................................           696             1,709            1,817
10 - 11.99%...................................................            --               790              790
                                                                 -----------       -----------      -----------
                                                                 $   520,795       $   388,419      $   302,732
                                                                 ===========       ===========      ===========

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                                                   CERTIFICATES
                                                                                    OF DEPOSIT
                                                                                    ----------
                                                                                  (IN THOUSANDS)
                      Three months or less........................................   $    3,379
                      Three through six months....................................        3,174
                      Six through twelve months...................................       11,779
                      Over twelve months..........................................       29,208
                                                                                     ----------
                      Total.......................................................   $   47,540
                                                                                     ==========

BORROWINGS

         Although deposits are the Company's primary source of funds, the Company also utilizes borrowings from the FHLB of Atlanta and securities sold under agreements to repurchase as alternative funding sources. As a member of the FHLB System, which, among other things, functions in a reserve credit capacity for savings institutions, the Company is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States of America) provided certain creditworthiness standards have been met. See "Regulation."

         As of December 31, 1997 the Company had outstanding advances of $200.0 million from the FHLB of Atlanta at interest rates ranging from 5.45% to 5.89% and at a weighted average rate of 5.66%.

         The Company also borrows funds by entering into sales of securities under agreements to repurchase the same securities with nationally recognized investment banking firms. The securities are held in custody by the investment banking firms with which the Company enters into the repurchase agreement. Repurchase agreements are treated as borrowings by the Company and are secured by designated fixed and variable rate securities. The proceeds of these transactions are used to meet cash flow or asset/liability matching needs of the Company. The following table sets forth certain information regarding repurchase agreements for the dates indicated:

                                                                     1997             1996              1995
                                                                     ----             ----              ----
                                                                             (DOLLARS IN THOUSANDS)
Weighted average balance during the year......................  $   117,431       $    68,920      $    97,692
Weighted average interest rate during the year................        5.76%             5.77%             6.29%
Maximum month-end balance during the year.....................  $   279,909       $    97,416      $   119,507
Mortgage-backed securities underlying
   the agreements as of the end of the year:
   Carrying value, including accrued interest.................  $   104,736       $    22,856      $   103,590
Estimated market value........................................  $   104,696       $    22,804      $   103,891

Agencies:
   Carrying value, including accrued interest.................  $   190,820       $    38,562      $    10,499
   Estimated market value.....................................  $   190,804       $    38,621      $    10,594


         The following table sets forth information regarding the weighted average interest rates and the highest and average month end balances of the Company's borrowings.

                                                  AT OR                                            AT OR
                                           FOR THE YEAR ENDED                               FOR THE YEAR ENDED
                                            DECEMBER 31, 1997                                DECEMBER 31, 1996
                            ---------------------------------------------------  ---------------------------------------------------
                                      WEIGHTED  MAXIMUM   WEIGHTED   AVERAGE              WEIGHTED  MAXIMUM   WEIGHTED     AVERAGE
                             ENDING   AVERAGE  AMOUNT AT  AVERAGE    WEIGHTED    ENDING   AVERAGE  AMOUNT AT  AVERAGE     WEIGHTED
CATEGORY                    BALANCE    RATE    MONTH-END  BALANCE  AVERAGE RATE  BALANCE    RATE   MONTH-END  BALANCE   AVERAGE RATE
--------                    -------    ----   ----------  -------  ------------  -------  -------  ---------  -------   ------------
                                                                               (DOLLARS IN THOUSANDS)
Advances from the FHLB of
  Atlanta.............     $200,000   5.71%    $200,000  $160,749     5.66%     $144,800   5.94%   $  154,500  $120,633    5.91%
Securities sold under
  agreement to repurchase  $279,909   5.91%    $279,909  $117,431     5.76% $     57,581   5.69%   $   97,416  $ 68,920    5.77%


                                               AT OR
                                        FOR THE YEAR ENDED
                                         DECEMBER 31, 1995
                           ------------------------------------------------
                                   WEIGHTED  MAXIMUM  WEIGHTED   AVERAGE
                           ENDING   AVERAGE AMOUNT AT AVERAGE    WEIGHTED
CATEGORY                   BALANCE   RATE   MONTH-END BALANCE  AVERAGE RATE
--------                   ------- -------- --------- -------  ------------

Advances from the FHLB of
  Atlanta.............     $105,500  5.87%  $ 106,800 $ 104,110   6.06%
Securities sold under
  agreement to repurchase  $ 93,905  6.06%  $ 119,507 $  97,692   6.29%

PROPERTIES

         During 1997, the Bank operated from the Company's headquarters located at 1111 North Highland Street, Arlington, Virginia 22201 and the Company operated from an office that it subleases from Danzinger and Danzinger, a law firm, in New York for approximately $24,000 per year.

SUBSIDIARIES

         During the second quarter of 1996, the Bank through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC") funded 50% of the capital commitment to AGT Mortgage Services, LLC ("AGT"). AGT services performing loans and workouts for troubled or defaulted loans for a fee. The Company ceased operation of AGT on July 31, 1997. The Bank also provided in the second quarter of 1996, 50% of the capital commitment to AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio.

         In February 1997, TeleBanc acquired TeleBanc Capital Markets, Inc. ("TCM"), a registered investment advisor, funds manager, and broker-dealer specializing in mortgages and mortgage-related securities. In June 1997, the Company formed TeleBanc Capital Trust I ("TCT"), which in turn sold shares of trust preferred securities, Series A, for a total of $10.0 million in a private placement.

EMPLOYEES

         At  December  31,  1997,  the Company had  approximately  58  full-time employees. Management considers its relations with its employees to be excellent. The Bank's employees are not represented by any collective bargaining group.

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

         As discussed in Management's Discussion and Analysis, in September 1996, legislation (the "1996 legislation") was enacted to address the undercapitalization of the SAIF, of which the Bank is a member. As a result of the 1996 legislation, the FDIC imposed a one-time special assessment of 0.657% on deposits insured by the SAIF as of March 31, 1995. The Bank incurred a one-time charge of $1.7 million (before taxes) to pay for the special assessment based upon its level of SAIF deposits as of March 31, 1995. After the SAIF was deemed to be recapitalized, the Bank's deposit insurance premiums to the SAIF were reduced as of September 30, 1996. The Bank expects that its future deposit insurance premiums will continue to be lower than the premiums it paid prior to the recapitalization.

         The 1996 legislation also contemplates the merger o the saif with the Bank Insurance Fund (the "BIF"), which generally insures desposits in national and state-chartered banks. The combined deposit insurance fund, which would be formed no earlier than January 1, 1999, would insure deposits at all FDIC Insured despository institutions. As a condition to the combined insurance fund, however, the 1996 legislation contemplates that no insured depository institution would be chartered as a savings association (such as TeleBank). Several proposals for abolishing the federal thrift charter were introduced in Congress during 1997 in bills addressing financial services modernization, including a proposal from the Treasury Department developed pursuant to requirements of the 1996 legislation. While no legislation was passed in 1997, financial modernization legislation continues to be discussed by Congress. In the most recent proposal introduced in Congress, the thrift charter would be preserved, but the OTS would become a division of the Office of the Comptroller of the Currency, the agency that regulates national banks, and thrifts would become subject to national bank branching rules. In addition, the legislation would require thrifts to hold 10% of their assets in home mortgages, and only mortgage-backed securities backed by residential mortgages originated by the thrift would count towards meeting this threshold. The Company does not believe that the proposed changes to the thrift charter or the change in OTS status would have a material effect on its operations, however, the Company is unable to predict what form any final legislation will take. If final legislation is passed abolishing the federal thrift charter, TeleBank could be required to convert its federal charter to either a national bank charter, a new federal type of bank charter or a state depository institution charter.

         The legislation currently being discussed in Congress also would subject the Company to regulation by the Federal Reserve Board. Regulation by the Federal Reserve Board could subject the Company to capital requirements that are not currently applicable to holding companies under OTS regulation, and may result in limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted.

         Various proposals were introduced in Congress in 1997 to permit the payment of interest on required reserve balances, and to permit savings institutions and other regulated financial institutions to pay interest on business demand accounts. While this legislation appears to have strong support from many constituencies, the Company is unable to predict whether such legistation will be enacted.

         During 1997, the OTS continued its comprehensive review of its regulations to eliminate duplicative, unduly burdensome, and unnecessary regulations. The OTS revised or has proposed revising regulations addressing electronic banking operations, capital distributions, liquidity requirements, deposit accounts, and application processing. The proposal on electronic banking operations would expand the services that TeleBank can provide electronically by permitting savings institutions to engage in any activity through electronic means that they may conduct through more traditional delivery mechanisms, including opening new deposit accounts and the establishment of loan accounts. The proposal also would allow savings institutions to market and sell electronic capacities and by-products to third parties if the capacities and by-products are acquired or developed in good faith as part of providing financial services.

         The  recently  proposed  revisions  to  the  OTS  capital  distribution regulation  would  conform  the  definition  of  "capital  distribution"  to the definition used in the OTS prompt corrective action regulations, and would delete the three classifications of institutions. Under the proposal, there would be no specific limitation on the amount of permissible capital distributions, but the OTS could disapprove a capital distribution if the institution would not be at least adequately capitalized under the OTS prompt correction action regulations following the distribution, if the distribution raised safety or soundness concerns, or if the distribution violated a prohibition contained in any statute, regulation, or agreement between the institution and the OTS, or a condition imposed on the institution by the OTS. The OTS would consider the amount of the distribution when determining whether it raised safety or soundness concerns.

         The recently adopted revisions to the OTS liquidity requirements lowered the minimum liquidity requirement for a federal savings institution from 5% to 4%, but made clear that an institution must maintain sufficient liquidity to ensure its safe and sound operation. The revisions also added certain mortgage-related securities and mortgage loans to the types of assets that can be used to meet liquidity requirements, and provided alternatives for measuring compliance with the requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of TeleBanc stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is currently traded "over-the-counter" under the symbol "TBFC". The following table sets forth the closing high and low bid prices for the Common Stock of the periods indicated.

Initial offering      $6.125

1996                               High                          Low
----                               ----                          ---
1st quarter                       $ 8.00                        $ 7.50
2nd quarter                       $ 9.75                        $ 8.00
3rd quarter                       $10.00                        $8.875
4th quarter                       $13.25                        $ 9.75

1997
----
1st quarter                       $17.00                        $12.00
2nd quarter                       $17.50                        $12.50
3rd quarter                       $19.00                        $15.75
4th quarter                       $18.75                        $17.50

No dividends were paid in 1996 and 1997. The closing per share bidprice of the Common Stock on December 31, 1997 was $17.75. The approximate number of holders of record of the Company's common stock at December 31, 1997 was less than 300.


ITEM 6.  SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA
                                                                                    Years ended December 31,

(Dollars in thousands, except per share data)             1997              1996             1995              1994          1993
Interest income                                      $    59,301         $  45,800        $  40,511        $  22,208      $  16,667
Interest expense                                          46,063            34,815           31,946           17,513         11,828
   Net interest income                                    13,238            10,985            8,565            4,695          4,839
Provision for loan losses                                    921               919            1,722              492            211
Non-interest income                                        4,093             2,756            3,777              175          1,157
General and administrative expenses                        9,042             8,375            5,561            3,503          2,997
Other non-interest operating expenses                      1,100               700              679              153            739
   Income before income taxes and cumulative
     effect of change in accounting principle              6,268             3,747            4,380              722          2,049
Income tax expense                                         1,657             1,195            1,660              182            842
Cumulative effect of change in
    accounting principle                                      --                --               --               --            170
   Net income                                        $     3,671         $   2,552        $   2,720        $     540      $   1,377
Earnings per share:
  Basic                                              $      1.68        $     1.25        $    1.33        $    0.31      $    1.06
  Diluted                                            $      1.49        $     1.16        $    1.33        $    0.31      $    1.06
At December 31,
Total assets                                         $ 1,100,352         $ 647,965        $ 553,943         $427,292      $ 220,301
Loans receivable, net                                    540,704           351,821          248,492          154,742        100,859
Mortgage-backed securities (a)                           340,313           184,743          234,385          236,464         80,782
Investment securities (a)                                 91,237            78,826           40,058           12,444         18,110
Deposits                                                 522,221           390,486          306,500          212,411        113,132
Advances from the FHLB                                   200,000           144,800          105,500           96,000         61,000
Securities sold under agreements to repurchase           279,909            57,581           93,905           79,613         29,642
Total stockholders equity                                 45,824            24,658           21,565           17,028         12,378
Financial ratios:
Return on average
   Total assets                                             0.45%             0.61%(c)        0.53%            0.17%           0.61%
   Stockholders' equity                                     9.17%            16.50%(c)       14.10%            3.17%          11.79%
Average stockholders'
   equity to average total assets                           4.92%             3.70%           3.77%            5.27%           5.20%
Total general and administrative expenses
    to total assets                                         0.82%             1.03%(c)        1.00%            0.82%           1.36%
Number of (b):
     Deposit accounts                                     25,507            16,506          12,919            8,564           2,932
     Full-time equivalent employees                           58                39              30               29              18
Total assets per employee (b)                           $ 18,972         $  16,614        $ 18,465        $  14,734       $  12,239

(a) Includes  available for sale, held to maturity,  held for sale, and trading.
(b) At end of period. (c) Excludes SAIF assessment.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Company's 1997 Consolidated Financial Statements and Notes thereto. In addition, this Annual Report, which includes Management's Discussion and Analysis, contains certain forward-looking information. This information includes the plans and objectives of management for future operations and financial objectives, loan portfolio growth, and availability of funds. This forward-looking information is subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in the forward-looking information are set forth below in the Interest Rate Sensitivity Management section. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

INTRODUCTION

         TeleBanc Financial Corporation ("TeleBanc" or the "Company") was organized by its majority stockholder, MET Holdings Corporation ("MET Holdings"), to become, in March 1994, the parent savings and loan holding company for TeleBank ("the Bank"), a federally chartered savings bank. In February 1997, TeleBanc acquired TeleBanc Capital Markets, Inc. ("TCM"), a registered investment advisor, funds manager, and broker-dealer specializing in mortgages and mortgage-related securities. In June 1997, the Company formed TeleBanc Capital Trust I ("TCT"), which in turn sold shares of trust preferred securities, Series A, for a total of $10.0 million in a private placement. All references to the Company include the business of the Bank, TCM, and TCT. Financial and other data as of and for all periods prior to March 1994 represent the consolidated data of the Bank only. Prior to March 1996, the Bank was known as Metropolitan Bank for Savings, F.S.B.

         Since 1994, TeleBanc has raised approximately $61.8 million through the sale of capital stock and warrants and the issuance of subordinated notes and trust preferred securities. In the second quarter of 1994, TeleBanc completed its initial public offering, raising $4.6 million through the sale of common stock and an additional $17.3 million through the issuance of subordinated notes with warrants. Upon the completion of this offering, the Company invested $15 million of the proceeds as capital of the Bank. In February 1997, the Company consummated the sale of $29.9 million of units to investment partnerships managed by Conning & Company, CIBC WG Argosy Merchant Fund 2, LLC, the Progressive Corporation, and The Northwestern Mutual Life Insurance Company and the purchase of the assets of Arbor Capital Partners, Inc., which was majority owned by MET Holdings, through the issuance of 162,461 shares of TeleBanc common stock and a $500,000 cash payment. The units consist of convertible preferred stock and senior subordinated notes with warrants. For the period ending December 31, 1997, the Company invested $15.3 million in the Bank and $3.0 million in TCM.

         Overall growth in assets and deposits reflects the Company's efforts to invest and leverage the capital proceeds. At December 31, 1997, TeleBanc reported total assets of $1.1 billion, total deposits of $522.2 million, and stockholders' equity of $45.8 million, compared to $220.3 million, $113.1 million, and $12.4 million, respectively, at December 31, 1993.

         Since 1989, the Bank has been developing an operating strategy that seeks to minimize general and administrative expenses through more efficient deposit gathering, borrowing, and asset generation. From its headquarters in Arlington, Virginia, the Company attracts deposit accounts such as certificates of deposit, money market accounts, and interest checking accounts through a targeted direct marketing program. Unlike traditional financial institutions, the Company pursues a "branchless" marketing strategy and thus interacts with its customers primarily through the telephone, internet, mail, and fax. Company representatives utilize a sophisticated computer software system to market and process deposits, build a customer database for future products, and provide quality service. Other funding sources for the Company include borrowings from the Federal Home Loan Bank of Atlanta ("FHLB"), securities sold under agreements to repurchase, and subordinated debt.

         The Company's asset acquisition strategy is focused on investing in one-to-four unit, single-family mortgages and mortgage backed securities purchased in the secondary market rather than to originate loans. The Company seeks to manage interest rate risk through matching the maturities of its deposit solicitations and borrowings as compared with its asset purchases and the use of certain hedging techniques in order to operate profitably in various interest rate environments.

         In the first quarter of 1998, TeleBanc announced that it had signed a definitive merger agreement to acquire (the "DFC Acquisition") Direct Financial Corporation ("DFC"). DFC is the parent holding company of Premium Bank, a federal savings bank headquartered in New Jersey. At December 31, 1997, DFC reported total assets of $326.1 million, loans receivable, net of $187.2 million, total deposits of $273.9 million and total stockholders' equity of $12.3 million. TeleBanc will pay $12 for each share of Direct Financial common stock or common stock equivalent. The transaction is valued at approximately $26.4 million. The DFC Acquisition is expected to be consummated in the second quarter of 1998, subject to DFC stockholder and regulatory approvals.

         Also in January 1998, TeleBanc signed a definitive acquisition agreement whereby MET Holdings will sell substantially all of its assets, including approximately 1,433,081 shares of TeleBanc Common Stock owned by MET Holdings, and assign substantially all of its liabilities, to TeleBanc. Immediately following consummation of the acquisition, MET Holdings will dissolve and distribute its remaining assets and liabilities to its stockholders, assuming such dissolution is approved by the requisite number of stockholders of MET Holdings and TeleBanc.

         Given the ever-increasing competitive financial services environment, the Company has adopted a plan to establish the Bank as a leading brand name in direct banking. The Company intends to focus on higher growth rates and therefore anticipates increased associated expenses, including marketing, compensation, and technology costs, for the  next  two  years.  The  Bank's  core  competency  has  been to  incorporate technology to operate at a significantly lower cost structure than its competitors and to use a portion of the expense differential to offer higher value savings products. The Bank has also evolved from using national rate surveys as the primary means of attracting deposits to developing sophisticated, multiple channel marketing strategies. These strategies are building brand identity, franchise value, and savings patterns that mirror the favorable deposit structure of a traditional savings bank without the corresponding infrastructure expense. Management believes this commitment to expansion directly associated with brand building is necessary to establish the preeminent direct banking franchise.

         The following financial review presents management's analysis of the consolidated financial condition and results of operations of TeleBanc and should be read together with the consolidated financial statements and accompanying notes.

INTEREST RATE SENSITIVITY MANAGEMENT

         The Company actively monitors the sensitivity of its assets and liabilities to various interest rate environments due to repricing in future time periods. Effective interest rate sensitivity management seeks to ensure that net interest income is protected from the impact of changes in interest rates. The risk management function is responsible for the measurement, monitoring, and control of market risk and the communication of risk limits throughout the Company in connection with its asset-liability management activities and trading.

     The Company's strategies are intended to stabilize the Company's exposure to market risk and net interest rate spread under a variety of changes in interest rates. In an effort to manage growth effectively, the Company undertakes a slow and steady path to leverage its capital and invest in interest-earning assets. This growth is funded by raising deposits and incurring debt including FHLB advances and securities sold under agreements to repurchase ("repos"). The Company's deposit gathering strategy tends to rely on higher yielding interest checking accounts, money market accounts, and certificates of deposit accumulated through the Bank's branchless banking telephone and mail operations, rather than relying on extensive branch networks which require higher overhead. Similarly, the Company tends to invest its funds in assets purchased in the secondary market rather than incurring overhead for extensive loan origination operations. As a result, the Company's interest rate spread is lower than that of traditional financial institutions. By actively managing the maturities of its interest-sensitive assets and liabilities, the Company seeks to maintain relatively consistent interest rate spreads and mitigate much of the interest rate risk associated with such assets and liabilities.

         Management utilizes a risk management process that allows risk-taking within well defined limits which can be used to create and enhance shareholder value through the effective employment of risk capital. To this end, the Company has established an Asset-Liability Committee ("ALCO") and implemented a measurement of risk using "market value of equity"and "gap" methodologies and other measures.

         ALCO establishes the policies and guidelines for the management of the Company's assets and liabilities. The ALCO meets a minimum of eight times each year and its membership is composed of individuals from the Company and two members of the Board of Directors. The ALCO policy is directed toward reducing the variability of the market value of its equity under a wide range of interest rate environments. Fair value of equity (FVE) represents the net fair value of the company's financial assets and liabilities, including off-balance sheet hedges. The Company monitors the sensitivity of changes in its fair value of equity with respect to various interest rate environments and reports regularly to ALCO. Effective fair value management maximizes net interest income while constraining the changes in the fair value of equity with respect to changes in interest rates to acceptable levels. The model calculates a benchmark FVE for current market conditions.

         The Company  utilizes  sensitivity  analysis  to evaluate  the rate and extent of changes to its FVE under various market environments. In preparing simulation analysis, the Company breaks down the aggregate investment portfolio into discrete product types that share similar properties, such as fixed- or adjustable rate, similar coupon, and similar age. In the model, each product type exhibits different projected cashflows (i.e. prepayment assumptions). Under this analysis, the net present value of expected cashflows for interest sensitive assets and liabilities are calculated under various interest rate scenarios. In conducting this sensitivity analysis, the model considers all asset, liability, and off-balance sheet hedges, including whole loan mortgages, mortgage-backed securities, mortgage derivatives, corporate bonds, interest rate swaps, caps, floors, and options. The range of interest rate scenarios evaluated encompasses significant changes to current market conditions. By this process, the Company subjects its interest rate sensitive assets and liabilities to substantial market stress and evaluates the FVE resulting from various market scenarios. ALCO reviews the results of these stress tests and establishes appropriate strategies to promote continued compliance with established guidelines.

         Management measures the efficiency of its asset/liability management strategies by analyzing, on a quarterly basis, the Bank's theoretical FVE and the expected effect of changes in interest rates. The Board of Directors establishes limits within which such changes in FVE are to be maintained in the event of changes in interest rates.

         The Company calculates a theoretical FVE in response to a hypothetical change in market interest risk. The model addresses the exposure to the Bank of its market sensitive (i.e. interest rates) non-trading financial instruments. The model excludes the Bank's trading portfolio, which based on management's analysis, has an immaterial impact on the Bank's FVE. A hypothetical instantaneous move upward of 100 basis points would cause FVE to decrease by 7.7%.

         Every method of market value sensitivity analysis contains inherent limitations and express and implied assumptions that can affect the resulting calculations. For example, each interest rate scenario reflects unique prepayment and repricing assumptions. In addition, this analysis offers a static view of assets, liabilities, and hedges held as of December 31, 1997 and makes no assumptions regarding transactions the Company might take in response to changing market conditions.

         The Company employs various hedging techniques to implement ALCO strategies directed toward managing the variability of the FVE by controlling the relative sensitivity of market value of interest-earning assets and interest-bearing liabilities. The sensitivity of changes in market value of assets and liabilities is affected by such factors as the level of interest rates, market expectations regarding future interest rates, projected related loan prepayments, and the repricing characteristics of interest bearing liabilities.

         The Company utilizes hedging techniques to reduce the variability of FVE and its overall interest rate risk exposure over a one-to-seven year period. A policy adopted by the Company's Board of Directors prohibits management from speculative purchases or sales of futures, options, stripped mortgage-backed securities, or other mortgage derivative products.

         Interest rate swaps, caps, swaptions, floors, collars, financial options, and other mortgage derivative products are used to manage interest rate exposure by hedging certain assets and liabilities and are not used for speculative purposes. The Company's interest rate spread was 1.49%, 1.84%, and 1.72% for 1997, 1996, and 1995, respectively. The Company's yield on interest-earning assets for such periods was 1.73%, 1.94%, and 1.88%, respectively. Since the initial public offering in May 1994, the Company has steadily grown in both assets and liabilities, with average interest earning assets growing from $206.9 million for the quarter ended March 31, 1994 to $772.2 million for the year ended December 31, 1997, and average interest bearing liabilities growing from $206.1 million to $738.3 million over the same period. The Company's ongoing strategy is to maintain a relatively stable interest rate margin and interest rate spread.

         The Company also monitors its assets and liabilities by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income; conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income. The Company's current asset-liability management strategy is to maintain an evenly matched one-to-five year gap giving effect to hedging, but depending on market conditions and related circumstances, a positive or negative one-to-five year gap of up to 20% may be acceptable. Inclusive of the Company's hedging activities, the Company's one-year gap at December 31, 1997 is 5.35%. The Company's hedge-effected one-to-five year gap at such date is (6.36)%.

         The following assumptions were used by management in order to prepare the Company's gap table set forth on the next page. Non-amortizing investment securities are shown in the period in which they contractually mature.
Investment securities which contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that fully-indexed, adjustable-rate, residential mortgage loans and mortgage-backed securities prepay at an annual rate between 10% and 15%, based on estimated future prepayment rates for comparable market benchmark securities and the Company's prepayment history. The table also assumes that fixed rate, current-coupon residential loans prepay at an annual rate of between 10% and 15%. The above assumptions were adjusted up or down on a pool by pool basis to model the effects of product type, coupon rate, rate adjustment frequency, lifetime cap, net coupon reset margin, and periodic rate caps upon prevailing annual prepayment rates. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice immediately. The interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. Certain shortcomings are inherent in the method of analysis presented in the gap table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their debt may decease in the event of an interest rate increase.

                                                                      Repricing       Repricing     Repricing
                                                                         Within          Within        Within    Repricing
                                      Balance       Percent                 0-3            4-12           1-5         Over
(Dollars in Thousands)      December 31, 1997      of Total              Months          Months         Years      5 Years
Interst-earning assets:
  Loans receivable, net            $  540,704        50.43%           $  62,981       $ 174,892      $204,997     $ 97,834
  Investment securities
    available for sale, interest
    bearing accounts & FHLB stock      91,237         8.51               15,158             638        61,934       13,507
  Mortgage backed securities
    available for sale and trading    340,313        31.74              127,191         104,601        61,715       46,805
  Federal funds sold & interest
    bearing deposits                   99,991         9.32               99,991              --            --           --
Total interest-earning assets      $1,072,245       100.00%           $ 305,321       $ 280,131      $328,647     $158,146
Non-interest earning assets:           28,107
Total assets                       $1,100,352
Interest-bearing liabilities:
  Savings deposits                 $  123,611        11.98%           $ 123,611       $   --         $     --     $     --
  Time deposits                       398,610        38.63               23,414         102,348       266,838        6,010
  FHLB advances                       200,000        19.39              200,000              --            --           --
  Other borrowings                    279,909        27.13              279,909              --            --           --
  Subordinated debt                    29,614         2.87                   --              --        12,937       16,677
Total interest-bearing liabilities $1,031,744       100.00%           $ 626,934       $ 102,348      $279,775     $ 22,687
Non-interest bearing liabilities       13,212
  Total liabilities                $1,044,956
  Total trust preferred                 9,572
  Stockholders' equity                 45,824
Total liabilities and
  stockholders equity              $1,100,352
Periodic repricing difference
  (periodic gap)                                                      $(321,613)      $  177,783     $  48,872    $135,459
Cumulative repricing difference
  (cumulative gap)                                                    $(321,613)      $ (143,830)    $ (94,958)   $ 40,501
Cumulative gap to total assets                                           (29.23)%         (13.07)%       (8.63)%      3.68%
Cumulative gap to total assets
  hedge affected (a)                                                     (10.81)%           5.35%        (6.36)%      3.68%

 (a) The hedge effected cumulative gap to total assets reflects the effect of hedging instruments on the Company's gap at December 31, 1997. For purposes of determining the effect of such hedging instruments, interest rate swap agreements are treated as part of the hedged liability; hence, the cash flows from the swap and the hedged asset or liability are netted and the resulting cash flows are used in the gap calculation. Interest rate cap agreements also are treated as part of the hedged asset or liability and weighted the market's estimate of the likelihood the cap strike will be met or exceeded. The net cash flows are used in the gap calculations.

FINANCIAL CONDITION

         The Company's total assets increased by $452.0 million or 69.8% from $648.0 million at December 31, 1996 to $1.1 billion at December 31, 1997. Growth in assets is attributable to increases in mortgage-backed securities and loans receivable. The primary sources of funds for this growth in assets were deposits and borrowings.

         Loans receivable, net and loans receivable held for sale increased $188.9 million or 53.7%, from $351.8 million at December 31, 1996 to $540.7 million at December 31, 1997. The increase reflects whole loan purchases of $343.2 million offset by $95.1 million of principal repayments and $60.7 million of loans sold in 1997. In the past year, the Company focused its efforts on expanding its direct loan acquisition program. As a result, the Company has significantly improved its ability to source, price, and close whole loans. During 1996, the Company recorded whole loan purchases of $103.1 million offset by $50.2 million of principal repayments and $27.1 million of loans sold. In the second quarter of 1996, the Company reevaluated its loan investment strategy. The Company determined that the probable sale of loans, subsequent to a restructuring or credit enhancement, would add value to the portfolio. Pursuant to this strategy, the Company created a loans held for sale category with a one-time transfer of loans from the investment portfolio that have characteristics that make them susceptible to sale after restructuring, credit enhancement, or other improvements. Loans held for sale are recorded at the lower of cost or market. The Company maintains loans held for sale and loans held for investment categories.

         Mortgage-backed securities, available-for-sale, increased $134.5 million, or 72.8%, from $184.7 million at December 31, 1996 to $319.2 million at December 31, 1997. Investment securities, available for sale, increased $12.4 million, or 15.7%, from $78.8 million at December 31, 1996 to $91.2 million at December 31, 1997. These securities are held for liquidity purposes and increased along with the growth of assets of the Bank in 1997.

         Deposits increased $131.7 million, or 33.7%, from $390.5 million at December 31, 1996 to $522.2 million at December 31, 1997, largely as a result of the Company's continued marketing efforts to attract money market and certificate of deposit accounts. During fiscal year 1997, approximately $25.9 million of interest was credited to the accounts while deposits exceeded withdrawals by $105.8 million, resulting in a net change of $131.7 million. During 1997, the Company completed a systems conversion to an integrated platform for marketing, deposit operations, and accounting/finance. The new system will support future growth and improve the Company's ability to launch new products. To prepare for the systems upgrade, management controlled growth of deposits in an effort to focus on the conversion process and minimize the impact to new customers. The Company relied on FHLB advances and other borrowings to support asset growth. .

         FHLB advances increased $55.2 million, or 38.1%, from $144.8 million at December 31, 1996 to $200.0 million at December 31, 1997. Other borrowings, composed of securities sold under agreements to repurchase, increased $222.3 million, or 385.9%, from $57.6 million at December 31, 1996 to $279.9 million at December 31, 1997. For the year ended 1997, subordinated debt, net of original issue discount, was $29.6 million, which includes the 9.5% senior subordinated debt raised in February 1997 and the 11.5% subordinated debt raised in the second quarter of 1994. In June 1997, the Company formed TCT, which in turn sold shares of trust preferred securities, Series A, for a total of $10.0 million in a private placement. The trust preferred securities have an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997. These transactions reflect the Company's ability to utilize alternate sources of funding in order to support asset growth.

         Stockholders' equity increased $21.1 million to $45.8 million at December 31, 1997 from $24.7 million at December 31, 1996. The increase reflects the issuance of $15.3 million of 4% convertible preferred stock, $1.5 million stock issuance in exchange for Arbor's assets, $4.6 million in net income, and an unrealized gain for the year on securities available for sale of $642,000, net of taxes, which increases the Company's stockholders' equity, but does not impact the statement of operations. The consolidated average balance sheets along with income and expense and related interest yields and rates at December 31, 1997 and for each of the preceding three fiscal years are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions traditionally use as an indicator of profitability. Another indicator of an institution's profitability is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest earning assets and interest-bearing liabilities. As discussed above, the Company's operating strategy results in lower spreads and margins than other comparable financial institutions, but the Company believes lower net interest income is mitigated by savings in general and administrative expenses.

                                                1997                            1996                      1995
                                  Balance      Average   Interest    Average Average Interest  Average   Average  Interest Average
(Dollars in thousands)     December 31, 1997   Balance  Inc./Exp. Yield/Cost Balance Inc./Exp.Yield/Cost Balance Inc./Exp.Yield/Cost
Interest-earning assets:
Loans receivable, net(a)     $  540,704       $441,819    $34,729      7.86% $279,038  $23,089     8.28%  $201,737  $17,726    8.80%
Mortgage-backed &
  related securities                 --             --         --        --        --       --       --    233,728   18,614    7.96
Investment securities (b)        54,241         16,203      1,064      6.48    12,841      871     6.79     13,627      990   7.274
Mortgage-backed &
  related securities, AFS       319,203        226,064     17,646      7.81   221,656   17,955     8.10     19,138    1,597    8.35
Investment securities, AFS (c)   91,237         73,649      4,776      6.49    61,169    3,959     6.47     25,516    2,071    8.12
Federal funds sold               45,750          1,844        100      5.37       842       44     5.22        810       49    6.05
Trading account                  21,110         12,581      1,124      8.81        --       --       --      1,932      166    8.59
   Total interest-earning
     assets                  $1,072,245       $772,160    $59,439      7.70% $575,546  $45,918    7.98%   $496,488  $41,213    8.31%
Non-interest earning assets      28,107         41,465                         26,929                       15,388
    Total assets             $1,100,352       $813,625                       $602,475                     $511,876
Interest-bearing liabilities:
Savings deposits             $  123,611       $120,901    $ 6,380      5.28% $ 99,346$   4,815     4.85%  $ 41,387$   2,111    5.10%
Time deposits                   398,610        311,740     19,578      6.28   258,870   16,542     6.39    223,745   14,922    6.67
FHLB advances                   200,000        160,681      9,885      6.07   120,678    6,689     5.54     94,718    5,985    6.32
Other borrowings                279,909        117,515      6,941      5.83    68,154    4,569     6.70    107,330    6,839    6.37
Subordinated debt, net           29,614         27,434      3,279     11.95    17,250    2,200    12.75     17,250    2,089   12.11
   Total interest-bearing
    liabilities              $1,031,744       $738,271    $46,063      6.21% $564,298  $34,815     6.14%  $484,430 $31,9466.59%
Non-interest-bearing
   liabilities                   13,212         25,719                         15,900                        8,150
   Total liabilities         $1,044,956       $763,990                       $580,198                     $492,580
   Total Trust Preferred          9,572          9,597                             --                           --
   Stockholders' equity          45,824         40,038                         22,277                       19,296
Total liabilities and
   stockholders' equity      $1,100,352       $813,625                       $602,475                     $511,876
Excess of  interest-earning
  assets over interest-
  bearing liabilities/
  net interest income/


  interest rate spread       $   40,501      $ 33,889     $13,376      1.49% $ 11,248  $11,103    1.84%$    12,058$  9,267     1.72%
Net yield on interest
  earning assets                                                       1.73%                      1.94%                        1.87%
Ratio of  interest-earning
  assets to interest-bearing
  liabilities                                                        104.59%                    101.99%                      102.49%


(a) Includes mortgages held for sale and investment. (b) Includes interest-bearing deposits, repurchase agreements, investment securities held to maturity, and FHLB stock. (c) Interest income and average yields on municipal bonds are presented on a tax equivalent basis.

LIQUIDITY MANAGEMENT AND FUNDING

         Liquidity is a company's ability to maintain sufficient cash flows to fund operations and meet existing and future obligations, including maturing liabilities, loan commitments, and depositors' withdrawals. The asset portion of the balance sheet provides liquidity through short-term investments and maturities and repayments of loans and investment securities. Other sources of asset liquidity include sales of loans or securities.

         Liquidity is provided through the Company's ability to attract and maintain sufficient deposits and to access available funding markets. Federal regulations require that the Bank maintain an average of 5.00% liquidity ratio in relation to certain borrowings and the deposit base. The Bank exceeded the requirement throughout 1997 and 1996.

         The Company continues to enhance the core deposit base through its branchless marketing strategy that targets individual savers who deposit an average of $21,000. Management is developing new deposit products, such as an interest checking account, responsive to our customers needs and cross marketing these services, which should provide stable funding sources in future periods. In an effort to decrease the costs associated with new accounts, the Company attracted several new affinity groups including the National Council of Senior Citizens. Members of the affinity groups receive increased benefits including higher rates and lower minimum balances.

         The following table shows the changes in deposits for each of the prior periods:

                                                                 Years ended December 31,
(Dollars in thousands)                               1997                   1996                  1995
Balance at beginning of period                   $390,486               $306,500              $212,411
Deposits in excess of (less than)
   withdrawals                                    105,777                 62,629                76,866
Interest credited on deposits                      25,958                 21,357                17,223
Balance at end of period                         $522,221               $390,486              $306,500

         Management believes that liquidity of bank deposits coupled with FDIC insurance will continue to encourage depositors to maintain significant portions of their funds in insured depository accounts. Management also believes that a high level of service and convenience coupled with a growing acceptance of electronic and branchless banking will allow the Company to compete efficiently and effectively against other FDIC insured banks and other non-bank financial institutions. Savings deposits increased $11.7 million, or 10.5%, and certificate of deposit accounts increased $120.0 million, or 43.1% during 1997.

         The  Company  also relies  upon  borrowed  funds to provide a source of liquidity at attractive interest rates. Total borrowings increased $277.5 million, or 137.1%, during 1997. Advances from the FHLB increased $55.2 million, or 38.1%, during the period largely as a result of attractive interest rates and due to the various products offered by the

FHLB to member institutions. Advances are collateralized by specific liens on mortgage loans in accordance with an "Advances, Specific Collateral Pledge and Security Agreement", which requires the Company to maintain qualified collateral equal to 120 to 160 percent of the Company's advances. Accordingly, the Company increased single-family residential mortgage loan collateral to the FHLB to $255.8 million during the year. Additional borrowings from the FHLB are contingent upon the Company providing the appropriate collateral. Repurchase agreements increased $222.3 million, or 386.1%, during 1997. Principally, mortgage-backed securities are pledged as collateral for the repurchase agreements. As of December 31, 1997, the Bank had approximately $154.0 million in additional borrowing capacity.

         As of December 31 1997, the Company had approximately $31.0 million of face amount of subordinated notes with warrants. The subordinated debt represents a very stable, although relatively expensive, source of funds. At December 31, 1997, subordinated debt, net was $29.6 million. In addition to the subordinated debt, the Company also had outstanding $10.0 million face amount of 11.0% trust preferred securities and $16.2 million face amount of 4.0% cumulative preferred stock at December 31, 1997. The annual cost to service the subordinated debt and trust preferred securities is $4.4 million and the annual dividend requirement on the cumulative preferred stock is $648,000. Subject to regulatory approval, the Bank will dividend this balance to the Company to service the debt. There are various regulatory limitations on the extent to which federally chartered savings institutions may pay dividends. Also, savings institution subsidiaries of holding companies generally are required to provide their OTS Regional Director with no less than 30 days' advance notice of any proposed declaration on the institution's stock. Under terms of the indenture pursuant to which the subordinated notes were issued, the Company presently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $3.3 million, which represents 100% of the aggregate interest expense for one year on the subordinated debt. The Company had $48.6 million in liquid assets at December 31, 1997.

CAPITAL ADEQUACY

         The Company's stockholders' equity at December 31, 1997, was $45.8 million. This represents a $21.2 million, or 85.8%, increase from the prior year. The increase reflects the issuance of $15.3 million of 4% convertible preferred stock, $1.6 million stock issuance in exchange for Arbor's assets, $4.2 million in net income and an unrealized gain for the year on securities available for sale of $642,000, net of taxes, which increases the Company's stockholders' equity, but does not impact the statement of operations. See Note 2 of the Consolidated Financial Statements.

         The Bank meets all current and fully phased-in capital requirements as adjusted for the changes which are effective to the computation of risk-based capital and core capital at December 31, 1997.

         The required and actual amounts and ratios of capital pertaining to the Bank as of December 31, 1997 are set forth as follows (dollars in thousands):

                                                                                                                   To Be Well
                                                                      For Capital                             Capitalized Under
                                                                        Adequacy                               Prompt Corrective
                                           Actual                      Purposes:                              Action Provisions:
                              Amount               Ratio        Amount             Ratio            Amount            Ratio
As of December 31, 1997:
Total Capital (to risk


   weighted assets)          $55,701              11.91%      _$37,409             _8.0%          _$46,761           _10.0%
Core Capital (to adjusted
   tangible assets)          $52,617               5.06%      _$41,606             _4.0%          _$52,008            _5.0%
Tangible Capital (to
   tangible assets)          $52,608               5.06%      _$15,602             _1.5%               N/A             N/A
Tier I Capital (to
   risk weighted assets)     $52,617              11.25%           N/A              N/A           _$28,057             _6.0%
As of December 31, 1996:
Total Capital (to risk
   weighted assets)          $34,104              10.41%      _$26,205             _8.0%          _$32,756           _10.0%
Core Capital (to adjusted
   tangible assets)          $31,726               5.08%      _$24,999             _4.0%          _$31,248            _5.0%
Tangible Capital (to
   tangible assets)          $31,711               5.07%       _$9,374             _1.5%               N/A             N/A
Tier I Capital (to
   risk weighted assets)     $31,726               9.69%           N/A              N/A           _$19,654            _6.0%



EARNINGS PERFORMANCE
Comparison of Operating Results for the Years Ended December 31, 1997 , 1996, and 1995

NET INCOME. Net income for fiscal year 1997 was $3.7 million compared to $2.6 million for fiscal year 1996. Net income for the year ended December 31, 1997 consisted primarily of $12.3 million in net interest income, $3.3 million in net gains on the sale of loans held for sale, mortgage-backed and investment securities, and trading assets offset by $10.1 million in non-interest expenses, $921,000 in provision for loan losses, and $1.7 million in income tax expenses. For fiscal year 1997, the Company's return on average assets and return on average equity was 0.45% and 9.17%, respectively. The Company's return on average assets and return on average equity has historically declined in years of capital raising. Based on 2,833,036 weighted average shares of common stock issued and outstanding as well as potentially dilutive securities, diluted earnings per share was $1.49.

         Net income decreased by $168,000, or 6.2%, from $2.7 million in fiscal year 1995, to $2.6 million in fiscal year 1996. Net income for 1996 includes the effect of a one-time $1.7 million, before tax, assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Without such assessment, net income would have been $3.6 million. Net income for the year ended December 31, 1996 consisted primarily of $11.0 million in net interest income, $1.8 million in net gains on the sale of loans held for sale and mortgage-backed and investment securities offset by $9.1 million in non-interest expenses, $919,000 in provision for loan losses, and $1.2 million in income tax expenses. For fiscal year 1996, the Company's return on average assets and return on average equity was 0.42% and 11.46%, respectively. Based on 2,203,075 weighted average shares of common stock issued and outstanding as well as potentially dilutive securities, diluted earnings per share was $1.16.

NET INTEREST INCOME. Net interest income is the principal source of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and composition changes in interest-earning assets and interest-bearing liabilities materially affect net interest income.

         Net interest income increased by $2.2 million, or 20.0%, from $11.0 million to $13.2 million for the years ended December 31, 1996 and 1997, respectively. Interest rate spreads decreased from 1.84% to 1.49% for the years ended December 31, 1996 and 1997, respectively. The decrease in spreads reflects a 28 basis point decline in the yield of interest earning assets and a 7 basis point increase in the costs of interest-bearing liabilities. The decline in yield reflects a decrease in loan yield due to a larger loan held for sale portfolio and an increase in costs associated with hedging instruments used to reduce interest rate risk matched against the deposit portfolio resulting in higher costs. Average interest-earning assets and liabilities were $772.2 million and $738.3 million, respectively, for 1997 compared to $575.5 million and $564.3 million, respectively, for 1996.

         Net interest income increased $2.4 million, or 27.9%, from $8.6 million to $11.0 million for the years ended December 31, 1995 and 1996, respectively. Interest rate spreads increased to 1.84% from 1.72% for the years ended December 31, 1996 and 1995, respectively. For 1995, average interest-earning assets and liabilities were $ $496.5 million and $484.4 million, respectively.

         The following table allocates the period-to-period changes in the Company's various categories of interest income and expense between changes due to changes in volume (calculated by multiplying the change in average volume of the related interest-earning asset or interest-bearing liability category by the prior year's rate) and due to changes in rate (changes in rate multiplied by prior year's volume). Changes due to changes in rate-volume (change in rate multiplied by changes in volume) have been allocated proportionately between changes in volume and changes in rate.

                                                           1997 vs. 1996                                  1996 vs. 1995
                                                 Increase (Decrease) Due to             Increase (Decrease) Due to
(Dollars in thousands)                    Volume          Rate          Total          Volume         Rate        Total
Interest-earning assets:
    Loans receivable, net (a)           $  12,732 $    (1,092)     $   11,640       $   6,333   $    (968)     $  5,365
    Mortgage-backed and

      related securities                       --          --              --          (9,307)     (9,307)      (18,614)
    Investment securities (b)                 220         (27)            193              16        (134)         (118)
    Mortgage-backed and related securities
      available for sale                      373        (682)           (309)         16,404         (45)       16,359
    Investment securities
      available for sale (c)                  809           8             817           2,194        (305)        1,889
    Federal funds sold                         54           2              56               2          (8)           (6))
    Trading account                           562         562           1,124              17        (185)         (168)
     Total interest-earning assets        $14,750     $(1,229)     $   13,521         $15,659   $ (10,952)     $  4,707
Interest-bearing liabilities:
    Savings deposits                     $  1,111     $   454      $    1,565         $ 2,803   $    (100)     $  2,703
    Time deposits                           3,315        (279)          3,036           2,208        (596)        1,612
    FHLB advances                           2,400         796           3,196             972        (292)          680
    Other borrowings                        2,838        (466)          2,372          (1,778)       (446)      (2,224)
    Subordinated debt                       1,207        (128)          1,079              --          112          112
Total interest-bearing liabilities         10,871         377          11,248           4,205       (1,322)       2,883
Change in net interest income              $3,879   $  (1,606)      $   2,273        $ 11,454   $   (9,630)    $  1,824


(a) Includes mortgage and other loans. (b) Includes interest-bearing deposits, repurchase agreements, investment securities held to maturity, and FHLB stock.
(c) Interest income and average yields on municipal bonds, included in investment securities, are presented on a tax equivalent basis.

INTEREST INCOME. Total interest income increased $13.5 million, or 29.5%, from $45.8 million for the year ended December 31, 1996 to $59.3 million for the year ended December 31, 1997. Interest income on mortgage and other loans increased $11.6 million or 50.4%. The increase is largely attributed to the $162.8 million increase in average loan balance. Interest income on mortgage-backed securities held-to-maturity and available-for-sale decreased by $309,000, or 1.7%, from $18.0 million at December 31, 1996 to $17.6 million at December 31, 1997 largely as a result of a 29 basis point decline in the yield.

         Total interest income increased $5.3 million, or 13.1%, from $40.5 million for the year ended December 31, 1995 to $45.8 million for the year ended December 31, 1996. Interest income on mortgage and other loans increased $5.4 million or 30.5%. The increase is largely attributed to the $77.3 million increase in average loan balance. Interest income on mortgage-backed securities held-to-maturity and available-for-sale decreased by $2.2 million, or 10.9%, from $20.2 million at December 31, 1995 to $18.0 million at December 31, 1996 largely as a result of a $31.2 million decline in average mortgage backed securities held-to-maturity and available-for-sale.

INTEREST EXPENSE. Total interest expense increased by $11.2 million, or 32.3%, from $34.8 million for the year ended December 31, 1996 to $46.1 million for the year ended December 31, 1997. The increase is attributable to a $174.0 million increase in interest bearing liabilities coupled with a 7 basis point increase in interest costs. Total interest expense increased by $2.9 million, or 9.1%, from $31.9 million for the year ended December 31, 1995 to $34.8 million for the year ended December 31, 1996. The increase is attributable to a $79.9 million increase in interest bearing liabilities offset by a 45 basis point decline in interest costs.

PROVISION FOR LOAN LOSSES. The provision for loan losses is the annual cost of providing an allowance for estimated losses in the loan portfolio. The allowance reflects management's judgment as to the level considered appropriate to absorb such losses based upon a review of factors including delinquent loan trends, historical loss experience, economic conditions, loan portfolio mix and the Company's internal credit review process.

         Total provisions for loan losses increased by $2,000, or 0.2% from $919,000 for the year ended December 31, 1996 to $921,000 for the year ended December 31, 1997. The stable level of provision expenses during 1997 is attributed to the low level of net charge-offs. The total loan loss allowance as of December 31, 1997 and 1996 was $3.6 million and $3.0 million respectively, which was 0.67% and 0.80% of total loans outstanding, respectively. Total loan loss allowance as a percentage of total non-performing loans was 31.4% as of December 31, 1997 as compared to 26.3% as of December 31, 1996.

         The Company's strategy of purchasing loans in the secondary market has provided management with the ability to acquire certain assets at discounts. As of December 31, 1997, the Company reported a total net discount of $10.2 million. These discounts are only taken into income as the balance of the loans receivable are repaid.

         Total loans receivable as of December 31, 1997 include four pools of credit enhanced one-to-four family mortgage loans totaling $41.7 million or 7.5% of total loans outstanding. Two of these pools totaling $28.3 million have a credit reserve from the seller equal to 2.5% of the unpaid principal balance at the time of the purchase available to offset any losses. Another pool, totaling $7.3 million, has an indemnification whereby the seller must repurchase any loan that become more than four payments past due at any time during the life of the loan. The final pool, totaling $6.1 million, has a credit reserve equal to approximately 10.0% of the unpaid balance at the time of the acquisition.

                                                        Year Ended December 31,
                                          1997              1996              1995             1994              1993
Balance at beginning of period           $2,957            $2,311            $   989           $ 835             $659
Loans charged off, net of recoveries:
    Real estate loans:
       One-to-four family                  (283)             (273)                --            (338)             (19)
       Land                                  --                --                 --              --               (1)
    Other:
       Other                                 --                --               (400)             --              (15)
Total charge-offs                          (283)             (273)              (400)           (338)             (35)
Provision for loan losses                   921               919              1,722             492              211
Balance at end of period                 $3,595            $2,957             $2,311           $ 989             $835
Ratio of net charge-offs to net average
  loans outstanding during the period      0.06%             0.10%              0.14%           0.24%            0.03%


NON-INTEREST INCOME. Total non-interest income increased by $1.3 million, or 46.4%, from $2.8 million for fiscal year 1996 to $4.1 million for fiscal year 1997. With the addition of trading assets, the Company recognized non-interest income of $1.2 million. Gains on loans held for sale increased $274,000. Gains on sales of mortgage-backed securities and investment totaled $982,000. Loan fees, service charges and other decreased $188,000, which includes loan fees and other income of $829,000, TCM commission income of $572,000 and a equity loss of $642,000 for the write-off of the Bank's investment in AGT Mortgage Services ("AGT"). AGT serviced performing and non-performing loans for a fee. Given lower than anticipated non-performing loan levels, AGT did not achieve adequate economies of scale to generate sufficient revenue. Accordingly, management decided to cease operations of AGT on July 31, 1997.

         Total non-interest income declined by $1.0 million, or 26.3%, from $3.8 million for fiscal year 1995 to $2.8 million for fiscal year 1996. Loan fees and service charges increased $756,000 due to fees collected on $2.8 million in purchased mortgage servicing rights. Gains on loans held for sale increased $642,000. Gains on sales of mortgage-backed securities and investments totaled $935,000.

NON-INTEREST EXPENSES. Total non-interest expenses increased $1.0 million, or 11.0%, from $9.1 million for fiscal year 1996 to $10.1 million for fiscal year 1997. Non-interest expenses are composed of general and administrative expenses and other non-interest expenses. General and administrative expenses increased $600,000, or 7.1%, from $8.4 million for the year ended December 31, 1996 to $9.0 million for the year ended December 31, 1997. The slight increase is primarily attributed to the $1.2 million increase in compensation which was offset by the effect of a one-time $1.7 million assessment to recapitalize the SAIF which was recognized in fiscal year 1996. Compensation expenses reflect an increase of 19 employees from the prior year including the compensation expenses for TCM employees. Other administrative costs increased $1.1 million to accommodate the growing deposit base and increased marketing expenses associated with building a brand identity and enhancing franchise value. As in previous years, it is the Company's compensation policy to pay a combination of salary and incentive based compensation consisting of bonuses tied to the overall Company's performance and individual performances consistent with the improved performance of the Company. Bonuses increased from $1.1 million for 1996 to $1.5 million for 1997. General and administrative expenses net of bonuses and the SAIF assessment as a percentage of total assets was 0.69% and 0.86% for the years ended

December 31, 1997 and 1996, respectively. General and administrative expenses net of the SAIF assessment as a percentage of total assets were 0.69% and 1.03% for the years ended December 31, 1997 and 1996, respectively. Other non-interest expense increased $1.1 million, or 36.7%, from $3.0 million at December 31, 1996 to $4.1 million at December 31, 1997. This increase is attributable to a $375,000 increase in advertising expense in conjunction with the marketing plan, $150,000 increase in amortization of purchased mortgage servicing rights, $228,000 increase in office occupancy, and $350,000 increase in other operating expenses.

         Total non-interest expenses increased $2.9 million, or 46.8%, from $6.2 million for fiscal year 1995 to $9.1 million for fiscal year 1996. Non-interest expenses are composed of general and administrative expenses and other non-interest expenses. General and administrative expenses increased $2.8 million, or 50.0%, from $5.6 million for the year ended December 31, 1995 to $8.4 million for the year ended December 31, 1996. The increase is primarily attributed to the effect of a one-time $1.7 million assessment to recapitalize the SAIF, a $660,000 increase in compensation, employee benefits, and $483,000 in federal insurance premium and overall administrative costs for a higher deposit base. As in previous years, it is the Company's compensation policy to pay a combination of salary and incentive based compensation consisting of bonuses tied to the overall Company's performance and individual performances. Consistent with the improved performance of the Company net of SAIF assessment, bonuses increased to $1.1 million for 1996 from $775,000 for 1995. Bonuses were $1.1 million and $745,000 for the year ended December 31, 1996 and 1995, respectively. General and administrative expenses net of bonuses and the SAIF assessment as a percentage of total assets was 0.86% and 0.87% for the years ended December 31, 1996 and 1995, respectively. General and administrative expenses net of the SAIF assessment as a percentage of total assets was 1.03% and 1.00% for the years ended December 31, 1996 and 1995, respectively. Other non-interest expense increased $21,000, or 3.1%, from $679,000 at December 31, 1995 to $700,000 at December 31, 1996. The slight increase is attributable to a $213,000 increase in amortization of purchased mortgage servicing rights offset by a $192,000 decline in real estate owned expenses.

INCOME TAX EXPENSE. Income tax expense is computed upon, and generally varies proportionally with, earnings before income tax expense adjusted for non-taxable income and non-deductible expenses.

         The effective tax rate for the year ended December 31, 1997 was 26.4% compared to 31.9% for 1996. The income tax expense for the year ended December 31, 1997 was $1.7 million as compared with $1.2 million for the year ended December 31, 1996. The effective tax rate decreased largely as a result of an increase in municipal bond interest.

         The effective tax rate for the year ended December 31, 1996 was 31.9% compared to 37.9% for 1995. The income tax expense for the year ended December 31, 1996 was $1.2 million as compared with $1.7 million for the year ended December 31, 1995. The effective tax rate decreased largely as a result of a decrease in municipal bond interest.

IMPACT OF INFLATION AND CHANGING PRICES

         Since interest rates and inflation rates do not always move in concert, the effect of inflation on financial institutions may not necessarily be the same as on other businesses. A bank's asset and liability structure differs significantly from that of industrial companies in that virtually all assets and liabilities are of a monetary nature. Management believes that the impact of inflation on financial results depends upon the Company's ability to manage interest rate sensitivity and, by such management, reduce the inflationary impact upon performance. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services. As discussed above, management seeks to manage the relationship between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

YEAR 2000

         The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems include various software packages licensed to the Company by outside vendors and a client server core processing system which are run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's core processing software vendor and the majority of the vendors which have been contacted have indicated that their hardware and/or software are Year 2000 compliant. Testing will be performed for compliance. While there may be some additional expenses incurred during the next two years, Year 2000 compliance is not expected to have a material effect on the Company's consolidated financial statements.

NEW GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively, were issued in June 1997. SFAS 130 requires that certain financial activity typically disclosed in shareholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. SFAS 131 requires the reporting of selected segmented information in quarterly and annual reports. The Company does not anticipate any material financial impact from the implementation of SFAS Nos. 130 and 131.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Item 9 is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G of the Form 10-K, such information shall be filed as an amendment no later than 120 days from December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to General Instruction G of the Form 10-K, such information shall be filed as an amendment no later than 120 days from December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G of the Form 10-K, such information shall be filed as an amendment no later than 120 days from December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G of the Form 10-K, such information shall be filed as an amendment no later than 120 days from December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of registrant and its subsidiary and report of independent auditors are included in Item 8 hereof.

         Report of Independent Auditors.

         Consolidated Statements of Financial Condition - December 31, 1997 and 1996.

         Consolidated Statements of Operations - Years Ended December 31, 1997, 1996, and 1995.

         Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1997, 1996, and 1995.

         Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996, and 1995.

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

         (a)(3) The following exhibits are either filed with this Report or are incorporated herein by reference:

     3.1(a) Amended and Restated Certificate of Incorporation of the Company.*

     3.1(b) Certificate of Designation****

     3.2    Bylaws of the Company.****

     4.1    Specimen certificate of shares of Common Stock.***

     4.2 Indenture, dated as of June 9, 1997, between the Coporation and Wilmington Trust Company, as debenture trustee.*

     4.3    Form of Certificate of Exchange Junior Subordinated Debentures.*

     4.4 Amended and Restated Declaration of Trust of TeleBanc Capital Trust I dated as of June 9, 1997.*

     4.5    Form of Exchange Capital Security Certificate.*

     4.6 Exchange Guarantee Agreement by the Corporation for the benefit of the holders of Exchange Capital Securities.*

     4.7 Registration Rights Agreement, dated June 5, 1997, among the Corporation, TeleBanc Capital Trust I, and the Initial Purchaser.*

     4.8    Liquidated  Damages  Agreement,   dated  June  9,  1997,  among  the
            Corporation, TeleBanc Capital Trust I, and the Initial Purchaser.*

     10.1   1994 Stock Option Plan.***

     10.2 Tax Allocation Agreement, dated April 7, 1994, between the Bank and the Company.**

     10.3 Unit Purchase Agreement, dated as of February 19, 1997, among the Company and the Purchasers identified therein. ****

     10.4 Amended and Restated Acquisition Agreement, dated as of February 19, 1997, among the Company, Arbor Capital Partners, Inc., MET Holdings, Inc., and William M. Daugherty. ****

     10.5   1997 Stock Option Plan*****

     11     Statement regarding computation of per share earnings.

     13 1997 Annual Report to Stockholders, portions of which have been incorporated by reference into this Form 10-K.

     21     Subsidiaries of the Registrant.

     99.1   Independent auditor's report of Arthur Andersen LLP .

------------------
* Incorporated by reference to the Company's registration statement on Form S-4/A (File 33-340399) filled with the SEC on December 8, 1997.

** Incorporated by reference herein to pre-effective Amendment No. 1 to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on May 3, 1994.

*** Incorporated by reference herein to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on March 25, 1994.

**** Incorporated by reference herein from the Company's Current Report on Form 8-K, as filed with the SEC on March 17, 1997.

***** Incorporated by reference herein from Exhibit D to the Corporation's definitive proxy materials which were filed as Exhibit 99.3 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, attached to the prospectus as Appendix I.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1996.

                                                 TELEBANC FINANCIAL CORPORATION
                                                 ------------------------------
                                                             Registrant

                                                 By:    /s/ Mitchell H. Caplan
                                                        ----------------------
                                                            Mitchell H. Caplan
                                                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1996.

         Signature                                      Title
         ---------                                      -----

/s/ David A. Smilow                          Chairman of the Board & CEO
-------------------------                   (principal executive officer)
David A. Smilow


/s/ Mitchell H. Caplan                        President, Vice Chairman
-------------------------                           and Director
Mitchell H. Caplan


/s/ Aileen Lopez Pugh                       Executive Vice President and
-------------------------                 Chief Financial Officer/Treasurer
Aileen Lopez Pugh                   (principal financial and accounting officer)


/s/ David DeCamp                                      Director
------------------------
David DeCamp


/s/ Arlen W. Gelbard                                  Director
------------------------
Arlen W. Gelbard


/s/ Dean C. Kehler                                    Director
------------------------
Dean C. Kehler


/s/ Steven F. Piaker                                  Director
------------------------
Steven F. Piaker


/s/ Mark Rollinson                                    Director
------------------------
Mark Rollinson

/s/ Michael A. Smilow                                 Director
------------------------
Michael A. Smilow

                               INDEX TO FINANCIALS

         Report of Independent Auditors.

         Consolidated Statements of Financial Condition - December 31, 1997 and 1996.

         Consolidated Statements of Operations - Years Ended December 31, 1997, 1996, and 1995.

         Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1997, 1996, and 1995.

         Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996, and 1995.

         Notes to Consolidated Financial Statements.

                                  EXHIBIT INDEX

                                                                                                   Sequentially
                                                                                                     Numbered
  Exhibit No.                                       Exhibit                                            Page
  -----------                                       -------                                            ----
      3.1(a)      Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company.*

      3.1(b)      Certificate of Designation****

      3.2         Bylaws of the Company.****

      4.1         Specimen certificate of shares of Common Stock.***

      4.2 Indenture, dated as of June 9, 1997, between the Coporation and Wilmington Trust Company, as debenture trustee.*

      4.3         Form of Certificate of Exchange Junior Subordnates Debentures.

      4.4         Amended and Restated  Declaration of Trust of TeleBanc Capital
                  Trust I dated as of June 9, 1997.

      4.5         Form of Exchange Capital Security Certificate.*

      4.6 Exchange Guarantee Agreement by the Corporation for the benefit of the holders of Exchange Capital Securities.

      4.7         Registration  Rights Agreement,  dated June 5, 1997, among the
                  Corporation,   TeleBanc  Capital  Trust  I,  and  the  Initial
                  Purchaser.

      4.8         Liquidated  Damages  Agreement,  dated June 9, 1997, among the
                  Corporation,   TeleBanc  Capital  Trust  I,  and  the  Initial
                  Purchaser.

      10.1        1994 Stock Option Plan.***

      10.2        Tax  Allocation  Agreement,  dated April 7, 1994,  between the
                  Bank and the Company.**

      10.3 Unit Purchase Agreement, dated as of February 19, 1997, among the Company and the Purchasers identified therein. ****

      10.4        Amended  and  Restated  Acquisition  Agreement,  dated  as  of
                  February 19, 1997, among the Company,  Arbor Capital Partners,
                  Inc., MET Holdings, Inc., and William M. Daugherty. ****

      10.5        1997 Stock Option Plan.****

      11          Statement regarding computation of per share earnings.

      13 1997 Annual Report to Stockholders, portions of which have been incorporated by reference into this Form 10-K.

      21          Subsidiaries of the Registrant.

      99.1        Independent auditor's report of Arthur Andersen LLP

* Incorporated by reference to the Company's registration statement on Form S-4 (File 33-340399) filded with the SEC on December 8, 1997.

** Incorporated by reference to pre-effective Amendment No. 1 to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on May 3, 1994.

*** Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-76930) filed with the SEC on March 25, 1994.

**** Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on March 17, 1997.

***** Incorporated by reference herein from Exhibit D to the Corporation's definitive proxy materials which were filed as Exhibit 99.3 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, attached to the prospectus as Appendix I.