Form 10-K/A
period 1997-12-31
TELEBANC FINANCIAL CORP
filed 1998-04-02
CIK 920986

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

         The following table sets forth information with respect to the Company's non-accrual loans, REO, ISF, and troubled debt restructuring ("TDRs") at the dates indicated. Since December 1993, the Company no longer classifies ISF loans as REO.


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


         During the years ended December 31, 1997, 1996, 1995, and 1994, interest income of approximately $739,000, $789,000, $365,000, and $113,000, respectively, would have been recorded on non-accruing loans had they been performing in accordance with their terms. No interest on non-accruing loans was included in income during the years ended December 31, 1997, 1996, 1995, and 1994. TDRs are loans to which the Company has granted certain concessions, taking into consideration among other things, the borrower's financial difficulty. The objective of the Company in granting these concessions, through a modification of terms, is to maximize the recovery of its investment. Such modifications of terms may include reduction in stated rate, extension of maturity at a more favorable rate, and reduction of accrued interest. TDRs with concessions totaled approximately $ 425,000, $435,000, $365,000, and $688,000 at December 31, 1997, 1996, 1995, and 1994, respectively. TDRs continue to be closely monitored by the Company due to their inherent risk characteristics. Interest income recorded on TDRs in 1997, 1996, 1995, and 1994 was approximately $28,000, $28,000, $45,000, and $9,000, respectively.

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

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposits in the Bank as of December 31, 1997 were represented by the various categories described below:

                                                                                                PERCENT
                                                                                               OF TOTAL
             TERM                       CATEGORY                          BALANCE              DEPOSITS
             ----                       --------                          -------              --------
                                                                      (In thousands)
         None                  Checking Accounts                        $       761              0.15%
         None                  Money Market Accounts                        122,185             23.40%
         None                  Passbook Accounts                                665              0.13%


                               Certificates of Deposit
         3-month               Fixed-Term, Fixed-Rate                           949              0.18%
         6-month               Fixed-Term, Fixed-Rate                         4,414              0.84%
         12-month              Fixed-Term, Fixed-Rate                        59,604             11.41%
         18-month              Fixed-Term, Fixed-Rate                         8,312              1.59%
         2-year                Fixed-Term, Fixed-Rate                        60,490             11.59%
         30-month              Fixed-Term, Fixed-Rate                       136,599             26.16%
         3-year                Fixed-Term, Fixed-Rate                        23,404              4.48%
         4-year                Fixed-Term, Fixed-Rate                           603              0.12%
         5-year                Fixed-Term, Fixed-Rate                        94,804             18.15%
         7-year                Fixed-Term, Fixed-Rate                         4,303              0.82%
         10-year               Fixed-Term, Fixed-Rate                         5,128              0.98%
                                                                        -----------            -------
         Total                                                          $   522,221            100.00%
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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Common Stock is currently traded "over-the-counter" under the symbol "TBFC". The following table sets forth the closing high and low bid prices for the Common Stock for the periods indicated.


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


No dividends were paid in 1996 and 1997. The closing per share bid price of the Common Stock on December 31, 1997 was $17.75. The approximate number of holders of record of the Company's common stock at December 31, 1997 was less than 300.


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


         Loans receivable, net and loans receivable held for sale increased $188.9 million or 53.7%, from $351.8 million at December 31, 1996 to $540.7 million at December 31, 1997. The increase reflects whole loan purchases of $342.9 million offset by $95.1 million of principal repayments and $60.7 million of loans sold in 1997. In the past year, the Company focused its efforts on expanding its direct loan acquisition program. As a result, the Company has significantly improved its ability to source, price, and close whole loans. During 1996, the Company recorded whole loan purchases of $183.1 million offset by $50.2 million of principal repayments and $27.1 million of loans sold. In the second quarter of 1996, the Company reevaluated its loan investment strategy. The Company determined that the probable sale of loans, subsequent to a restructuring or credit enhancement, would add value to the portfolio. Pursuant to this strategy, the Company created a loans held for sale category with a one-time transfer of loans from the investment portfolio that have characteristics that make them susceptible to sale after restructuring, credit enhancement, or other improvements. Loans held for sale are recorded at the lower of cost or market. The Company maintains loans held for sale and loans held for investment categories.


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

         The required and actual amounts and ratios of capital pertaining to the Bank as of December 31, 1997 are set forth as follows (dollars in thousands):

                                                                                                                   To Be Well
                                                                      For Capital                             Capitalized Under
                                                                        Adequacy                               Prompt Corrective
                                           Actual                      Purposes:                              Action Provisions:
                              Amount               Ratio        Amount             Ratio            Amount            Ratio
As of December 31, 1997:
Total Capital (to risk



   weighted assets)          $55,701  11.91%  greater than $37,409   greater than 8.0%   greater than $46,761     greater than 10.0%
Core Capital (to adjusted
   tangible assets)          $52,617   5.06%  greater than $41,606   greater than 4.0%   greater than $52,008     greater than 5.0%
Tangible Capital (to
   tangible assets)          $52,608   5.06%  greater than $15,602   greater than 1.5%         N/A                        N/A
Tier I Capital (to
   risk weighted assets)     $52,617  11.25%          N/A                    N/A         greater than $28,057     greater than 6.0%
As of December 31, 1996:
Total Capital (to risk
   weighted assets)          $34,104  10.41%  greater than $26,205   greater than 8.0%   greater than $32,756     greater than 10.0%
Core Capital (to adjusted
   tangible assets)          $31,726   5.08%  greater than $24,999   greater than 4.0%   greater than $31,248     greater than _5.0%
Tangible Capital (to
   tangible assets)          $31,711   5.07%  greater than $9,374    greater than 1.5%         N/A                          N/A
Tier I Capital (to
   risk weighted assets)     $31,726   9.69%          N/A                     N/A        greater than $19,654     greater than 6.0%




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

                                                           1997 vs. 1996                                  1996 vs. 1995
                                                 Increase (Decrease) Due to             Increase (Decrease) Due to
(Dollars in thousands)                    Volume          Rate          Total          Volume         Rate        Total
Interest-earning assets:
    Loans receivable, net (a)           $  12,732 $    (1,092)     $   11,640       $   6,333   $    (968)     $  5,365
    Mortgage-backed and


      related securities                       --          --              --          (9,307)     (9,307)      (18,614)
    Investment securities (b)                 220         (27)            193              16        (134)         (118)
    Mortgage-backed and related securities
      available for sale                      373        (682)           (309)         16,404         (45)       16,359
    Investment securities
      available for sale (c)                  809           8             817           2,194        (305)        1,889
    Federal funds sold                         54           2              56               2          (8)           (6)
    Trading account                           562         562           1,124              17        (185)         (168)
     Total interest-earning assets        $14,750     $(1,229)     $   13,521         $15,659   $ (10,952)     $  4,707
Interest-bearing liabilities:
    Savings deposits                     $  1,111     $   454      $    1,565         $ 2,803   $    (100)     $  2,703
    Time deposits                           3,315        (279)          3,036           2,208        (596)        1,612
    FHLB advances                           2,400         796           3,196             972        (292)          680
    Other borrowings                        2,838        (466)          2,372          (1,778)       (446)      (2,224)
    Subordinated debt                       1,207        (128)          1,079              --          112          112
Total interest-bearing liabilities         10,871         377          11,248           4,205       (1,322)       2,883
Change in net interest income              $3,879   $  (1,606)      $   2,273        $ 11,454   $   (9,630)    $  1,824



(a) Includes mortgage and other loans. (b) Includes interest-bearing deposits, repurchase agreements, investment securities held to maturity, and FHLB stock.
(c) Interest income and average yields on municipal bonds, included in investment securities, are presented on a tax equivalent basis.

INTEREST INCOME. Total interest income increased $13.5 million, or 29.5%, from $45.8 million for the year ended December 31, 1996 to $59.3 million for the year ended December 31, 1997. Interest income on mortgage and other loans increased $11.6 million or 50.4%. The increase is largely attributed to the $162.8 million increase in average loan balance. Interest income on mortgage-backed securities held-to-maturity and available-for-sale decreased by $400,000, or 2.2%, from $18.0 million at December 31, 1996 to $17.6 million at December 31, 1997 largely as a result of a 29 basis point decline in the yield.


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


INTEREST EXPENSE. Total interest expense increased by $11.3 million, or 32.5%, from $34.8 million for the year ended December 31, 1996 to $46.1 million for the year ended December 31, 1997. The increase is attributable to a $174.0 million increase in interest bearing liabilities coupled with a 7 basis point increase in interest costs. Total interest expense increased by $2.9 million, or 9.1%, from $31.9 million for the year ended December 31, 1995 to $34.8 million for the year ended December 31, 1996. The increase is attributable to a $79.9 million increase in interest bearing liabilities offset by a 45 basis point decline in interest costs.


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


         Total provisions for loan losses increased by $2,000, or 0.2% from $919,000 for the year ended December 31, 1996 to $921,000 for the year ended December 31, 1997. The stable level of provision expenses during 1997 is attributed to the low level of net charge-offs. The total loan loss allowance as of December 31, 1997 and 1996 was $3.6 million and $3.0 million respectively, which was 0.67% and 0.80% of total loans outstanding, respectively. Total loan loss allowance as a percentage of total non-performing loans was 31.0% as of December 31, 1997 as compared to 26.3% as of December 31, 1996.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference herein to the section titled "Interest Rate Sensitivity" in the 1997 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1997 and 1996

(Dollars  in thousands)                                           1997                               1996

Assets
Cash and cash equivalents                                   $    92,156                         $    3,259
Trading securities                                               21,110                                 --
Investment securities available-for-sale                         91,237                             78,826
Mortgage-backed securities available-for-sale                   319,203                            184,743
Loans receivable held for sale                                  149,086                            166,064
Loans receivable, net                                           391,618                            185,757
Other assets                                                     35,942                             29,316
    Total assets                                              1,100,352                            647,965

Liabilities and Stockholders' Equity

Deposits                                                        522,221                            390,486
Advances from the Federal Home
  Loan Bank of Atlanta                                          200,000                            144,800
Securities sold under agreements to repurchase                  279,909                             57,581
Subordinated debt, net                                           29,614                             16,586
Other liabilities                                                13,212                             13,854
    Total liabilities                                         1,044,956                            623,307

Corporation--Obligated Mandatorily Redeemable
    Capital Securities of Subsidiary Trust
    Holding Solely Junior Subordinated
    Debentures of the Corporation                                 9,572                                 --

Commitments and contingencies                                        --                                 --

Stockholders' equity:

4% Cumulative Preferred Stock, $0.01 par value,
    500,000 shares authorized
    Series A,   18,850  issued and outstanding                    9,634                                --
    Series B,   4,050  issued and outstanding                     2,070                                --
    Series C,   7,000  issued and outstanding                     3,577                                --
Common stock, $0.01 par value, 8,500,000 shares authorized;
    2,229,161 and 2,049,500 issued and outstanding at
    December 31,1997 and 1996                                        22                                20
Additional paid-in capital                                       16,207                            14,637
Retained earnings                                                11,576                             7,905
Unrealized gain on securities
    available for sale,  net of tax                               2,738                             2,096
    Total stockholders' equity                                   45,824                            24,658
    Total liabilities and stockholders' equity               $1,100,352                          $647,965


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1997, 1996, and 1995


(Dollars in thousands, except per share data)                    1997                   1996                  1995
Interest income:
    Loans                                                      $34,729                $23,089              $ 17,726
    Mortgage-backed and related securities                      17,646                 17,955                20,205
    Investment securities                                        5,702                  4,690                 2,347
    Trading securities                                           1,124                    --                     --
    Other                                                          100                     66                   233
        Total interest income                                   59,301                 45,800                40,511
Interest expense:
    Deposits                                                    25,958                 21,357                17,033
    Advances from the Federal Home
      Loan Bank of Atlanta                                       9,885                  6,689                 5,985
    Repurchase agreements                                        6,941                  4,569                 6,839
    Subordinated debt                                            3,279                  2,200                 2,089
        Total interest expense                                  46,063                 34,815                31,946
           Net interest income                                  13,238                 10,985                 8,565
    Provision for loan losses                                      921                    919                 1,722
           Net interest income after
            provision for loan losses                           12,317                 10,066                 6,843
Non-interest income:
    Gain on sale of available for sale securities                  982                    935                 3,412
    Gain on sale of loans                                        1,148                    874                   232
    Gain on trading securities                                   1,204                     --                    --
    Fees, service charges, and other                               759                    947                   133
        Total non-interest income                                4,093                  2,756                 3,777
Non-interest expenses:
    General and administrative expenses:
        Compensation and employee benefits                       4,909                  3,690                 3,030
        SAIF assessment                                             --                  1,671                    --
        Other                                                    4,133                  3,014                 2,531
        Total general and administrative expenses                9,042                  8,375                 5,561
Other non-interest expenses:
    Net operating cost of real estate
      acquired through foreclosure                                 278                    238                   430
    Amortization of goodwill and other intangibles                 822                    462                   249
    Total other non-interest expenses                            1,100                    700                   679
    Total non-interest expenses                                 10,142                  9,075                 6,240
        Income before income tax expense and
                minority interest                                6,268                  3,747                 4,380
        Income tax expense                                       1,657                  1,195                 1,660
        Minority interest in subsidiary                            394                     --                    --
        Net income                                            $  4,217               $  2,552              $  2,720
        Preferred stock dividends                                  546                     --                    --
        Net income available to common stockholders           $  3,671               $  2,552              $  2,720
Earnings per share:
    Basic                                                    $    1.68              $    1.25              $   1.33
    Diluted                                                  $    1.49              $    1.16              $   1.33


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended December 31, 1997, 1996, and 1995

                                                                                           Unrealized
                                                                                       Gains (Losses)
                                                           Additional                   on Available-
                                 Preferred       Common       Paid-in        Retained        for-Sale
(Dollars in thousands)               Stock        Stock       Capital        Earnings      Securities          Total

Balances at December 31, 1994          $--          $20       $14,637          $2,633         $ (262)        $17,028
Net income                              --           --            --           2,720             --           2,720
Unrealized gain on available-for-
    sale securities,
     net of tax effect                  --           --            --              --           1,817          1,817
Balances at December 31, 1995          $--          $20       $14,637          $5,353          $1,555        $21,565
Net income                              --           --            --           2,552              --          2,552
Unrealized gain on available-for-
    sale securities,
     net of tax effect                  --           --            --              --             541            541
Balances at December 31, 1996          $--          $20       $14,637          $7,905          $2,096        $24,658
Net income                              --           --            --           4,217              --          4,217
Common stock issued                     --            2         1,570              --              --          1,572
Issuance of 4% cumulative
  preferred stock, Series A          9,634           --            --              --              --          9,634
Issuance of 4% cumulative
  preferred stock, Series B          2,070           --            --              --              --          2,070
Issuance of 4% cumulative
  preferred stock, Series C          3,577           --            --              --              --          3,577
Dividends on 4% cumulative
  preferred stock                       --           --            --            (546)             --           (546)
Unrealized gain on available
  for sale securities, net of
  tax effect                            --           --            --              --             642            642
                                   -------          ---       -------         -------          ------        -------
Balances at December 31, 1997      $15,281          $22       $16,207         $11,576          $2,738        $45,824

                                   -------          ---       -------         -------          ------        -------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 1997, 1996, and 1995

(Dollars in thousands)                                            1997                  1996               1995

Cash flows from operating activities:
Net income                                                 $     4,611          $       2,552          $      2,720
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Equity in losses of subsidiaries                             1,129                    274                    --
    Depreciation, amortization, and discount accretion          (1,038)                (1,516)               (2,153)
    Provision for loan losses                                      921                    919                 1,722
    Provision for losses on foreclosed real estate                  19                     78                   213
    Other gains and losses, net                                 (1,624)                (1,011)                 (153)
    Deferred income tax provision                                 (445)                  (224)                 (559)
    Proceeds from sales of loans held for sale                  60,145                 27,865                    --
    Purchases of loans held for sale                           (72,804)               (91,943)                   --
    Net realized gains on available-for sale securities,
       loans held for sale and trading                          (2,613)                  (935)               (3,412)
    Purchases of trading assets                               (100,630)                    --                    --
    Proceeds from sale of trading assets                        80,990                     --                    --
    Increase in accrued interest receivable                     (1,492)                (2,220)               (4,954)
    Increase in accrued expenses and other liabilities             345                  3,730                 2,693
    Increase in other assets                                    (3,373)                (2,433)                  (80)
    Interest credited to deposits                               25,958                 21,361                17,033

Net cash (used in) provided
  by operating activities                                       (9,901)               (43,503)               13,070

Cash flows from investing activities:
    Net increase in loans                                     (269,036)               (90,717)              (98,439)
    Equity investments in subsidiaries                          (1,736)                (2,359)                   --
    Purchases of available-for-sale securities                (395,675)              (356,882)             (122,785)
    Proceeds from sale of available-for-sale securities        144,718                220,293                71,084
    Proceeds from maturities of and principal
       payments on available-for-sale securities               197,036                201,547                39,646
    Net sales (purchases) of premises and equipment                110                   (842)                 (537)
    Proceeds from sale of foreclosed real estate                 1,563                  1,156                    --

Net cash used in investing activities                         (323,020)               (27,804)             (111,031)

Cash flows from financing activities:
    Net increase in time deposits                              105,777                 62,625                77,056
    Increase in advances from FHLB                             322,000                273,500                59,000
    Payments on advances from FHLB                            (266,800)              (234,200)              (49,500)
    Net  increase (decrease) in securities sold
      under agreements to repurchase                           222,328                (36,324)               14,292
    Net increase in other borrowed funds                        13,028                     --                    --
    Issuance of  trust preferred stock, net                      9,572                     --                    --


    Issuance of preferred and common stock and
      additional paid in capital                                16,853                     --                    --
    Interest paid to minority interest in subsidiary              (394)                    --                    --
    Dividends paid on common and preferred stock                  (546)                    --                    --

Net cash provided by financing activities                      421,818                 65,601               100,848

Net increase (decrease) in cash and cash equivalents            88,897                 (5,706)                2,887

Cash and cash equivalents at beginning of period                 3,259                  8,965                 6,078

Cash and cash equivalents at end of period                 $    92,156           $      3,259           $     8,965



 (Dollars in thousands)                                           1997                   1996                  1995

Supplemental information:
Interest paid on deposits and borrowed funds                   $45,440                $32,660               $29,852
Income taxes paid                                                2,473                    972                   950
Gross unrealized gain (loss) on
  marketable securities available-for-sale                         873                    795                 2,926
Tax effect of gain (loss) on
  available-for-sale securities                                    231                    254                 1,109


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

TeleBanc Financial Corporation ("TeleBanc" or the "Company") is a savings and loan holding company organized under the laws of Delaware in 1994. The primary business of the Company is the activities conducted by TeleBank (the "Bank"), formerly known as Metropolitan Bank for Savings, F.S.B., TeleBanc Capital Markets, Inc. ("TCM"), formerly known as Arbor Capital Partners, Inc. ("Arbor"), and TeleBanc Capital Trust I ("TCT"). The Bank is a federally chartered savings bank, which provides deposit accounts insured by the Federal Deposit Insurance Corporation ("FDIC") to customers nationwide. TCM is a registered investment advisor, funds manager, and broker-dealer. TCT is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the Company. The Bank, through its wholly-owned subsidiary TeleBanc Servicing Corporation ("TSC"), funded 50% of the capital commitment for two new entities, AGT Mortgage Services, LLC ("AGT") and AGT PRA, LLC ("AGT PRA"). AGT services performing loans and administers workouts for troubled or defaulted loans for a fee.Management ceased operation of AGT on July 31, 1997. The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio. The net equity investment in AGT PRA at December 31, 1997 is $2.1 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of TeleBank, TCM, TCT, and TSC, a wholly owned subsidiary of the bank. All significant intercompany transactions and balances are eliminated in consolidation. The investment in AGT PRA is accounted for under the equity method.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates for which a change is reasonably possible in the near-term relate to the determination of the allowance for loan losses, the fair value of investments and mortgage-backed
securities   available-for-sale,   loan  receivables  held  for  sale,   trading
securities, and the valuation of real estate acquired in connection with foreclosures and mortgage servicing rights. In addition, the regulatory agencies which supervise the financial services industry periodically review the Bank's allowance for losses on loans. This review, which is an integral part of their examination process, may result in additions to the allowance for loan losses based on judgments with regard to available information provided at the time of their examinations.

CASH AND CASH EQUIVALENTS

Cash  and  cash   equivalents   are  composed  of   interest-bearing   deposits,
certificates of deposit, funds due from banks, and federal funds sold with original maturities of three months or less.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

The Company generally classifies its debt and marketable equity securities in one of three categories: held-to-maturity, trading, or available-for-sale. In December 1995, the Company reclassified the existing held-to-maturity investment and mortgage-backed securities portfolios as available-for-sale.

Trading securities are bought and held principally for the purpose of selling them in the near term. Securities purchased for trading are carried at market value with the corresponding unrealized gains and losses being recognized by credits or charges to income. The Company had $21.1 million classified as trading securities at December 31, 1997. No securities were classified as trading securities at December 31, 1996. For the period ending December 31, 1997, the Company recognized $564,000 in realized gains from the sale of trading assets and $640,000 in unrealized appreciation of trading assets. All other securities not included in held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized gains and losses on available-for-sale securities, net of the related tax effects, are reported as a separate component of stockholders' equity until realized. A decline in market value of any available-for-sale asset below its cost, that is deemed other than temporary, is charged to earnings, resulting in the establishment of a new cost basis for the asset. Transfers of securities into the available-for-sale category are recorded at fair value at the date of the transfer. Any unrealized gain or loss at the date of transfer is recognized as a separate component of stockholders' equity, net of tax effect. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and trading are included in earnings and are derived using the specific identification method for determining the cost of the security sold.

LOANS HELD FOR SALE

Mortgages acquired by the Company and intended for sale in the secondary market are carried at lower of cost or estimated market value in the aggregate. The market value of these mortgage loans is determined by obtaining market quotes for loans with similar characteristics.

LOANS RECEIVABLE

Loans receivable consists of mortgages that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off and are carried at amortized cost adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on purchased or originated loans, and unamortized premiums or discounts on purchased loans. The loan portfolio is reviewed by the Company's management to set provisions for estimated losses on loans which are charged to earnings in the current period. In this review, particular attention is paid to delinquent loans and loans in the process of foreclosure. The allowance and provision for loan losses are based on several factors, including continuing examinations and appraisals of the loan portfolio by management, examinations by supervisory authorities, continuing reviews of problem loans and overall portfolio quality, analytical reviews of loan loss experience in relation to outstanding loans, and management's judgment with respect to economic conditions and its impact on the loan portfolio.

NONPERFORMING ASSETS

Nonperforming assets consist of loans for which interest is no longer being accrued, loans which have been restructured in order to increase the opportunity to collect amounts due on the loan, real estate acquired through foreclosure and real estate upon which deeds in lieu of foreclosure have been accepted. Interest previously accrued but not collected on nonaccrual loans is reversed against current income when a loan is placed on nonaccrual status. Accretion of deferred fees is discontinued for nonaccrual loans. All loans past due ninety days, as well as other loans considered uncollectible, are placed on non-accrual status. Interest received on nonaccrual loans is recognized as interest income or applied to principal when it is doubtful that full payment will be collected.

LOAN  AND  COMMITMENT  FEES, DISCOUNTS AND PREMIUMS

Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized into interest income using the interest method over the contractual life of the loans. Premiums and discounts on loans receivable are amortized or accreted, respectively, into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Premiums and discounts on loans held for sale are recognized as part of the loss or gain upon sale and not amortized or accreted, respectively.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE AND HELD FOR SALE

Real estate properties acquired through foreclosure and held for sale are recorded at fair value less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate method of valuation. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Valuations are periodically performed by management and an allowance for losses is established through a charge to income if the carrying value of a property exceeds its estimated fair value less selling costs.

DEFERRED FINANCING COSTS

Deferred financing costs related to the issuance of the subordinated notes have been capitalized and are being amortized using the interest method over the life of the subordinated notes.

INCOME TAXES

Effective January 1, 1993, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

FINANCIAL INSTRUMENTS

Interest rate swaps and caps are used by the Company in the management of its interest-rate risk. The Company is generally exposed to rising interest rates because of the nature of the repricing of rate-sensitive assets as compared with rate-sensitive liabilities. The objective of these financial instruments is to match estimated repricing periods of rate-sensitive assets and liabilities to reduce interest rate exposure. These instruments are used only to hedge specific assets and liabilities and are not used for speculative purposes. In order to be eligible for hedge accounting treatment, high correlation must be probable at the inception of the hedge and must be maintained throughout the hedge period. Once high correlation ceases, any gain or loss on the hedge, up to the time high correlation ceased, should be recognized to the extent the results of the hedging instrument were not offset by the effects of interest rate changes on the hedged item. Upon the sale or disposition of the hedged item, the hedging instrument should be marked-to-market with changes recorded in the income statement. The net interest received or paid on these contracts is treated as an adjustment to the interest expense related to the hedged obligations in the period in which such amounts are due. Premiums and fees associated with interest rate caps are amortized to interest expense on a straight-line basis over the lives of the contracts.

OTHER ASSETS

Other assets include purchased loan servicing rights, premiums paid on interest rate caps, and prepaid assets. The Bank services the loans underlying these servicing rights. The cost of the loan servicing rights is amortized in proportion to, and over the period of, the estimated net servicing income. For the period ending December 31, 1997, amortization expense of loan servicing rights was $547,000. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on mortgage product types. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value in aggregate. As of December 31, 1997, the amortized cost and fair value of the loan servicing rights were $3.3 million and $3.4 million, respectively. No valuation allowance was recognized at December 31, 1997. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"), as amended by Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125--An Amendment of FASB Statement No. 125 ("SFAS 127"). The implementation of SFAS 125 did not have a material impact on the company's final position.

COMMITMENTS AND CONTINGENT LIABILITIES

In managing the Company's interest-rate risk, the Company utilizes financial derivatives in the normal course of business. These products consist primarily of interest rate cap and swap agreements. Financial derivatives are employed to assist in the management and/or reduction of interest rate risk for the Company and can effectively alter the interest sensitivity of segments of the balance sheet for specified periods of time. The Company accounts for interest rate swap agreements and cap agreements as hedges of debt issuances, deposit balances, and investment in loan portfolio to which such agreements have been specifically designated. Cash remittances due or received pursuant to these agreements are reported as adjustments to interest expense on an accrual basis. Any premiums paid in conjunction with these interest rate swap and interest rate cap agreements are amortized as additional interest expense on a straight-line basis over the term of these agreements. Any gain or loss upon early termination of these instruments would be deferred and amortized as an adjustment to interest expense over the term of the applicable interest rate agreement.

RECLASSIFICATIONS

Certain reclassifications of the 1996 and 1995 financial statements have been made to conform to the 1997 presentation.

3. CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1997 and 1996, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are presented in the table below ($ in thousands):

                                                                                                        To Be Well
                                                                         For Capital                Capitalized Under
                                                                          Adequacy                  Prompt Corrective
                                              Actual                      Purposes:                Action Provisions:
                                      Amount            Ratio       Amount          Ratio        Amount           Ratio
As of December 31, 1997:
Total Capital (to risk                                             greater than   greater than  greater than    greater than
   weighted assets)                   $55,701         11.91%       $37,409        8.0%          $46,761         10.0%

Core Capital (to adjusted                                          greater than   greater than  greater than    greater than
   tangible assets)                   $52,617          5.06%       $41,606        4.0%          $52,008         5.0%

Tangible Capital (to                                               greater than   greater than
   tangible assets)                   $52,608          5.06%       $15,602        1.5%             N/A           N/A

Tier I Capital (to                                                                              greater than    greater than
   risk weighted assets)              $52,617         11.25%            N/A         N/A         $28,057         6.0%
As of December 31, 1996:
Total Capital (to risk                                             greater than   greater than  greater than    greater than
   weighted assets)                   $34,104         10.41%       $26,205        8.0%          $32,756         10.0%

Core Capital (to adjusted                                          greater than   greater than  greater than    greater than
   tangible assets)                   $31,726          5.08%       $24,999        4.0%          $31,248         5.0%

Tangible Capital (to                                               greater than   greater than
   tangible assets)                   $31,711          5.07%       $9,374         1.5%              N/A          N/A




Tier I Capital (to
   risk weighted asset)               $31,726          9.69%            N/A         N/A          _$19,654         _6.0%


 On August 8, 1996, the OTS terminated the May 1993 Supervisory Agreement with TeleBank subsequent to the completion of a full scope safety and soundness examination of the Bank.

4. INVESTMENT SECURITIES

The  cost   basis  and   estimated   fair   values  of   investment   securities
available-for-sale at December 31, 1997 and 1996, by contractual maturity, are shown below (in thousands):

                                                                      Gross               Gross
                                            Amortized            unrealized          unrealized            Estimated
                                                 cost                 gains              losses          fair values
1997:
Due within one year:
    Agency notes                               $  539                $   --                $ --               $  539
    Other investments                             323                     1                  --                  324
Due within one to five years:
    Municipal bonds                               565                    12                  --                  577
    Other investments                          25,038                    16                  --               25,054
    Certificate of deposit                        499                    --                  --                  499
Due within five to ten years:
    Corporate debt                              7,433                   242                  --                7,675
    Municipal bonds                             3,562                   130                  --                3,692
    Other investments                             175                    --                  --                  175
Due after ten years:
    Agency notes                               21,608                   398                 (40)              21,966
    Equities                                   15,038                   436                 (50)              15,424
    Corporate debt                             11,103                   797                  --               11,900
    Municipal bonds                             3,200                   212                  --                3,412
                                              $89,083                $2,244                $(90)             $91,237
1996:
Due within one year:
    Repurchase agreement                     $  1,730                $   --                $ --             $  1,730
    Margin account                                 18                    --                  --                   18
Due within one to five years:
    Corporate debt                              2,000                    --                 (10)               1,990
    Agency notes                                  988                     1                  --                  989
    Municipal bonds                               565                     3                  --                  568
    Certificate of deposit                        499                    --                  --                  499
Due within five to ten years:
    Corporate debt                              7,436                    61                  --                7,497
    Municipal bonds                             3,560                    27                  --                3,587
Due after ten years:
    Agency notes                               30,151                   132                  --               30,283
    Equities                                   14,011                   220                  --               14,231
    Corporate debt                             13,089                   994                  --               14,083
    Municipal bonds                             3,200                   151                  --                3,351
                                              $77,247                $1,589                $(10)             $78,826


The proceeds from sale and gross realized gains and losses on investment securities available for sale that were sold in 1997 were $25.9 million, $423,000, and $34,000, respectively. The proceeds from sale and gross realized gains and losses on investment securities available for sale that were sold in 1996 were $25.1 million, $311,000, and $153,000, respectively. The proceeds from sale and gross realized gains and losses on investment securities available for sale that were sold in 1995 were $24.1 million, $1.1 million, and $52,000, respectively.

5. MORTGAGE-BACKED AND RELATED SECURITIES

Mortgage-backed and related securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The Company's CMOs are senior tranches collateralized by federal agency securities or whole loans. The fair value of mortgage-backed and related securities fluctuate according to current interest rate conditions and prepayments. Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics, and other information. The amortized cost basis and estimated fair values of mortgage-backed securities available-for-sale at December 31, 1997 and 1996, by contractual maturity, are shown as follows (in thousands):

                                                                      Gross               Gross
                                            Amortized            unrealized          unrealized            Estimated
                                                 cost                 gains              losses          fair values
1997: Due within one year:
    Agencies                                   $  939                $   --            $     --               $  939
Due within one to five years:
    Agencies                                      627                     2                  (6)                 623
    Private issuer                              2,643                    --                 (22)               2,621
Due within five to ten years:
    Private issuer                              5,982                    39                  --                6,021
Due after ten years:
    Agencies                                   23,907                   124                 (27)              24,004
    Private Issuer                            143,889                 2,971              (1,443)             145,417
    Collateralized mortgage
           obligations                        139,663                   536                (621)             139,578
                                             $317,650                $3,672            $ (2,119)            $319,203
1996:
Due within one to five years:
    Private issuer                           $  4,172                $   --            $    (56)            $  4,116
Due within five to ten years:
    Private issuer                              8,262                    75                  --                8,337
Collateralized mortgage
         obligations                              371                    --                  (3)                 368
Due after ten years:
    Private issuer                            132,791                 1,367                  --              134,158
    Collateralized mortgage
         obligations                           24,896                   461                  --               25,357
    Agency certificates                        12,310                    97                  --               12,407




                                             $182,802                $2,000               $ (59)            $184,743



The Company pledged $104.1 million and $61.4 million of private issuer mortgage-backed securities as collateral for repurchase agreements at December 31, 1997 and 1996, respectively. The proceeds from sale and gross realized gains and losses on mortgage-backed securities available for sale that were sold in 1997 were $112.4 million, $845,000, and $253,000, respectively. The proceeds from sale and realized gains and losses on mortgage-backed securities available for sale that were sold in 1996 were $185.2 million, $1.4 million, and $707,000, respectively. The proceeds from sale and realized gains and losses on mortgage-backed securities available for sale that were sold in 1995 were $39.7 million, $1.6 million, and $3,000, respectively


6. LOANS RECEIVABLE

Loans receivable at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                                   1997                               1996
First mortgage loans (principally conventional):
    Secured by one-to-four family residences                   $547,734                           $359,563
    Secured by commercial real estate                             3,009                              4,017
    Secured by mixed-use property                                   856                              1,180
    Secured by five or more dwelling units                        1,447                              1,516
    Secured by land                                                 378                                781
                                                                553,424                            367,057
Less:
    Net deferred loan origination fees                              (34)                               (42)
    Unamortized discounts, net                                   (9,938)                           (13,750)
Total first mortgage loans                                      543,452                            353,265
Other loans:
    Home equity and second  mortgage loans                          541                              1,208
    Other                                                           305                                305
                                                                544,298                            354,778
Less: allowance for loan losses                                  (3,594)                            (2,957)
Net loans receivable                                           $540,704                           $351,821


The mortgage loans are located primarily in California, New York, and Virginia according to the following percentages 15.1%, 13.3%, and 7.4%, respectively. As of December 31, 1997, the mortgage loan portfolio consisted of variable rate loans of $335.2 million or 62% and fixed rate loans of $205.5 million, or 38%. The weighted average maturity of mortgage loans secured by one to four family residences is 266 months as of December 31, 1997. The unpaid principal balance of mortgage loans owned by the Company but serviced by other companies was $301.5 million and $203.9 million at December 31, 1997 and 1996, respectively. Loans past due ninety days or more, and therefore on non-accrual status at December 31, 1997 and 1996, are summarized as follows (in thousands):


                                                                   1997                               1996
First mortgage loans:
    Secured by one-to-four family residences                  $  10,802                           $  8,979
    Secured by commercial real estate                               635                              1,217
Home equity and second mortgage loans                                 0                                 54


Total                                                           $11,437                           $10,250


The interest accrual balance for each loan that enters non-accrual is reversed from income. If all nonperforming loans had been performing during 1997, 1996, and 1995, the Bank would have recorded $739,000, $789,000, and $365,000, respectively, in additional interest income. There were no commitments to lend additional funds to these borrowers as of December 31, 1997 and 1996.

Activity in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                                  1997                   1996                  1995

Balance, beginning of the year                                  $2,957                 $2,311               $   989
Provision for loan losses                                          921                    919                 1,722
Charge-offs, net                                                  (284)                  (273)                 (400)
Balance, end of year                                            $3,594                 $2,957                $2,311


According to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, ("SFAS No. 114"), a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The term "all amounts due" includes both the contractual interest and principal payments of a loan as scheduled in the loan agreement. The Company has determined that once a loan becomes 90 or more days past due, collection of all amounts due is no longer probable and is therefore considered impaired. The amount of impairment is measured based upon the fair value of the underlying collateral and is reflected through the creation of a valuation allowance. The table below presents impaired loans as of December 31, 1997 and 1996 (in thousands):

                                                                                                             Amount
                                                                 Total              Amount of           of recorded
                                                   recorded investment               specific     investment net of
Description of Loans                                 in impaired loans               reserves     specific reserves
1997: Impaired loans:
Commercial real estate                                        $    635                $   248               $   387
One-to-four family                                              10,802                  1,760                 9,042
Total                                                         $ 11,437                $ 2,008               $ 9,429

Restructured loans:

Commercial real estate                                        $    248                $     -               $   248
One-to-four family                                                 177                      -                   177
Total                                                         $    425                $     -               $   425

1996:
Impaired loans:

Commercial real estate                                        $  1,217                $   318               $   899
One-to-four family                                               9,033                  1,492                 7,541
Total                                                         $ 10,250                $ 1,810               $ 8,440

Restructured loans:



Commercial real estate                                        $    251                $     8               $   243
One-to-four family                                                 184                      0                   184
Total                                                         $    435                $     8               $   427


The average recorded investment in impaired loans, with identified losses, as of December 31, 1997, 1996, and 1995 was $2.3 million, $2.2 million, and $2.0 million, respectively. The related amount of interest income the Company would recognize as additional interest income for the years ended December 31, 1997, 1996, and 1995 was $739,000, $789,000, and $365,000, respectively. The Company's charge-off policy for impaired loans is consistent with its charge-off policy for other loans; impaired loans are charged-off when, in the opinion of management, all principal and interest due on the impaired loan will not be fully collected. Consistent with the Company's method for non-accrual loans, interest received on impaired loans is recognized as interest income or applied to principal when it is doubtful that full payment will be collected.

7. REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Real estate acquired through foreclosure at December 31, 1997 and December 31, 1996 was $681,000 and $1.2 million, respectively. Activity in the allowance for real estate losses for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                                  1997                   1996                  1995
Balance, beginning of year                                        $ 65                  $ 213                 $  92
Provision for real estate losses                                    19                     77                   256
Charge-offs                                                        (84)                  (225)                 (135)
Balance, end of year                                              $  -                  $  65                 $ 213


8. LOANS SERVICED FOR OTHERS

Mortgage loans serviced by the Bank for others are not included in the accompanying consolidated statements of financial condition because the related loans are not owned by the Company or any of its subsidiaries. The unpaid principal balances of these loans at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                                   1997                               1996
Mortgage loans underlying pass-through securities:
    Federal Home Loan Mortgage Corporation                     $  2,140                           $  2,843
    Federal National Mortgage Association                        28,417                             11,548
    Subtotal                                                   $ 30,557                           $ 14,391
Mortgage loan portfolio serviced for:

    Other investors                                              27,125                             31,465
Total                                                          $ 57,682                           $ 45,856


Custodial escrow balances held in connection with the foregoing loans serviced were approximately $120,000 and $84,000 at December 31, 1997 and 1996, respectively. Included in other assets is purchased mortgage servicing rights of $3.3 million and $2.8 million as of December 31, 1997 and 1996, respectively.

9. DEPOSITS

The Bank initiates deposits directly with customers through contact on the phone, the mail, and walk-in at its headquarters. On May 2, 1996, TeleBanc entered into an agreement to assume certain deposit liabilities with First Commonwealth Savings Bank FSB ("First Commonwealth"), First Commonwealth Financial Corp., and John York, Jr. Pursuant to this agreement, TeleBanc assumed certain brokered and telephone solicited deposits accounts of First Commonwealth which had a current balance of approximately $53.1 million as of April 30, 1996. In the deposit assumption, First Commonwealth paid TeleBanc the amount of the deposit liabilities assumed, plus the amount of the deposit liabilities (less certain renewals) multiplied by 0.25 percent. Deposits at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                     Weighted
                                  average rate at
                                    December 31                      Amount                       Percent
                               1997           1996            1997        1996              1997         1996
Demand accounts,
    non interest-
    bearing                      --%            --%      $     761   $     309               0.2%          --%
Money market                   5.26           5.10         122,185     109,835              23.4         28.1
Passbook savings               3.00           3.00             665       1,758               0.1          0.5
Certificates of
    deposit                    6.24           6.28         398,610     278,584              76.3         71.4
    Total                                                $ 522,221   $ 390,486             100.0%       100.0%


Certificates of deposit and money market accounts, classified by rates as of December 31, 1997 and 1996 are as follows (in thousands):

Amount                                                             1997                               1996
0 -   1.99%                                                   $       5                          $   5,235
2 -   3.99%                                                          --                                148
4 -   5.99%                                                     231,048                            210,481
6 -   7.99%                                                     289,046                            170,056
8 -   9.99%                                                         696                              1,709
10 - 11.99%                                                          --                                790
Total                                                         $ 520,795                          $ 388,419


At December 31, 1997, scheduled maturities of certificates of deposit and money market accounts are as follows (in thousands):

                       Less than            1-2            2-3           3-4           4-5            5+
                        one year          years          years         years         years         years        Total
0 -  1.99%             $      5        $     --       $     --      $     --      $     --      $     --    $       5
2 -  3.99%                    --             --             --            --            --            --           --
4 - 5.99%                209,547         17,708          2,217         1,126           362            88      231,048



6 -  7.99%                37,687        124,905         97,079        13,550         9,849         5,976      289,046
8 - 9.99%                    578             --             82            --            36            --          696
10 - 11.99%                   --             --             --            --            --            --           --
                       $ 247,817       $142,613       $ 99,378      $ 14,676      $ 10,247      $  6,064    $ 520,795


The aggregate amount of certificates of deposit with denominations greater than or equal to $100,000 was $47.5 million and $45.1 million at December 31, 1997 and 1996, respectively. Interest expense on deposits for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                                  1997                   1996                  1995
Money market                                                  $  6,353               $  4,740              $  2,036
Passbook savings                                                    27                     59                    78
Certificates of deposit                                         19,578                 16,558                14,919
Total                                                          $25,958                $21,357               $17,033


Accrued interest payable on deposits at December 31, 1997 and 1996 was $728,000 and $667,000, respectively.

10. ADVANCES FROM THE FHLB OF ATLANTA

Advances to the Bank from the FHLB of Atlanta at December 31, 1997 and 1996 were as follows (dollars in thousands):

                                                                   Weighted                                 Weighted
                                                                    average                                  average
                                                 1997         interest rate                1996        interest rate
1996                                        $      --                  -- %            $     --              5.52 %
1997                                               --                  --                64,800              5.56
1998                                           71,000                5.61                41,000              5.53
1999                                          129,000                5.69                39,000              5.60
Total                                        $200,000                5.66%             $144,800              5.56%


All advances, except for $2.0 million which matured in November of 1996, are floating rate advances and adjust quarterly or semi-annually to the London InterBank Offering Rate ("LIBOR") rate. In 1997 and 1996, the advances were collateralized by a specific lien on mortgage loans in accordance with an "Advances, Specific Collateral Pledge and Security Agreement" with the FHLB of Atlanta, executed September 10, 1980. Under this agreement, the Bank is required to maintain qualified collateral equal to 120 to 160 percent of the Bank's FHLB advances, depending on the collateral type. As of December 31, 1997 and 1996, the Company secured these advances with an assignment of specific mortgage loan collateral from its loan and mortgage-backed security portfolio. These one-to-four family whole first mortgage loans and securities pledged as collateral totaled approximately $ 259.9 million and $ 186.1 million at December 31, 1997 and 1996, respectively. The Company is required to be a member of the FHLB System and to maintain an investment in the stock of the FHLB of Atlanta at least equal to the greater of 1 percent of the unpaid principal balance of its residential mortgage loans or 1 percent of 30 percent of its total assets or 1/20th of its outstanding advances from the FHLB.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information   concerning   borrowings  under  fixed  and  variable  rate  coupon
repurchase agreements is summarized as follows (dollars in thousands):

                                                                     1997              1996
                                                                 --------          -------
Weighted average balance during the year                         $117,431         $68,920
Weighted average interest rate during the year                       5.76%           5.77%
Maximum month-end balance during the year                        $279,909          $97,416
Balance at year-end                                              $279,909          $57,581
Private issuer mortgage-backed securities underlying
   the agreements as of the end of the year:

      Carrying value, including accrued interest                 $295,556          $61,418
      Estimated market value                                     $295,500          $61,426


The securities sold under the repurchase agreements at December 31, 1997 are due in less than one year. The Company enters into sales of securities under agreements to repurchase the same securities. Repurchase agreements are collateralized by fixed and variable rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreement remains in the asset accounts. The securities underlying the agreements are physical and book entry securities and the brokers retain possession of the securities collateralizing the repurchase agreements. If the counterparty in a repurchase agreement was to fail, the Company may incur an accounting loss for the excess collateral posted with the counterparty. As of December 31, 1997, Lehman Brothers Inc. represents the only counterparty with which the Company's amount at risk exceeded 10% of the Company's stockholders' equity. The amount of risk at December 31, 1997 with Lehman Brothers Inc. was $5.1 million with a weighted average maturity of 47 days.

12. SUBORDINATED DEBT

In May and June 1994, the Company issued 15,000 units of subordinated debt at a price of $15.0 million and 2,250 units at a price of $2.3 million, respectively. The units each consist of $1,000 of 11.5% subordinated notes due in 2004 and 20 detachable warrants to purchase one share each of TeleBanc common stock. The notes may not be redeemed prior to May 1, 1999. The notes are redeemable at the option of the Company after May 1, 1999, at an initial redemption price of 105.75% of the principal amount plus accrued interest with the redemption price declining to 104.60%, 103.45%, 102.30%, and 101.15% annually each year thereafter. Interest is payable semi-annually on May 1 and November 1, commencing November 1, 1994. The indenture, among other things, restricts the ability of the Company under certain circumstances to incur additional indebtedness, limits cash dividends and other capital distributions by the Company, requires the maintenance of a reserve equal to 100% of the Company's annual interest expense on all indebtedness, restricts disposition of the Bank or its assets, and limits transactions with affiliates. The annual interest expense to service the subordinated debt is $2.0 million.

The total value of the 345,000 warrants was $948,750 which resulted in an original issue discount on the subordinated debt in the amount of $899,289. The original issue discount is amortized on a level yield basis over the life of the debt.

The warrants became transferable on November 27, 1994 and are exercisable on or after May, 27, 1995. The exercise price of each warrant is $7.65625.

On February 28, 1997, the Company sold $29.9 million of units in the form of 4% convertible preferred stock and 9.5% senior subordinated notes and warrants to investment partnerships managed by Conning & Co., CIBC Wood Gundy Argosy Merchant Fund 2, LLC, General American Life Insurance Company, The Progressive Corporation, and The Northwestern Mutual Life Insurance Company. Upon the sale of the units, representatives from the Conning partnerships and the CIBC Merchant Fund were appointed to the Company's Board. The units consist of $13.7 million in 9.5% senior subordinated notes with 198,088 detachable warrants, $16.2 million in 4.0% convertible preferred stock, and rights to 205,563 contingent warrants. The senior subordinated notes are due on March 31, 2004 and stipulate increases over time in interest rates subsequent to March 31, 2002 from 9.5% up to 15.25%. The warrants are exercisable at $9.50 with an expiration date of February 28, 2005. The preferred stock consists of Series A Voting Convertible Preferred Stock, Series B Nonvoting Convertible Preferred Stock, and Series C Nonvoting Convertible Preferred Stock and is convertible to 1,199,743 shares of common stock. Series A and Series B shares may be converted at any time into fully-paid and non-assessable shares of Voting Common Stock. Series C shares may be converted at any time to Series A or Series B shares or at any time into fully-paid and non-assessable nonvoting common stock. The aforementioned preferred stock has no liquidation preferences. The contingent warrants may be exercised upon a change of control or at any time after February 19, 2002 ("Exercise Event"). If the Company's annual internal rate of return is less than 25% at the time of an Exercise Event, unit holders may exercise the contingent warrants for $0.01 until an internal rate of return of 25% is reached. The annual interest expense to service the senior subordinated notes is $1.3 million and the annual dividend requirement on the preferred stock is $648,000.

In June 1997, the Company formed TeleBanc Capital Trust I, which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10,000,000 in a private placement. TeleBanc Capital Trust I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the company. The trust preferred securities mature in 2027 and have an annual dividend rate of 11.0%, or $1.1 million, payable semi-annually, beginning in December 1997. The net proceeds will be used, for general corporate purposes, including to fund Bank operations and the creation and expansion of its financial service and product operations.

13. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), effective December 15, 1997. This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock.

Basic earnings per common share, as required by SFAS 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share for the years ended December 31, 1997, 1996, and 1995 were determined on the assumptions that the dilutive options and warrants were exercised upon issuance. The options and warrants are deemed to be dilutive if (a) the average market price of the related common stock for a period exceeds the exercise price or (b) the security to be tendered is selling at a price below that at which it may be tendered under the option or warrant agreement and the resulting discount is sufficient to establish an effective exercise price below the market price of the common stock obtainable upon exercise. The Company's year to date weighted average number of common shares outstanding was 2,191,455 at December 31, 1997 and 2,049,500 at December 31, 1996 and 1995. For diluted earnings per share computation, weighted average shares outstanding also include potentially dilutive securities.

                                                       EPS Calculation

                                                      Income                 Shares             Per Share Amount
                                              -----------------------------------------------------------------------
                                                               For the Year Ended December 31, 1997
                                              -----------------------------------------------------------------------
Net income                                    $       4,216,826
less: preferred stock dividends                        (546,182)
                                              -----------------------
Basic earnings per share
Income available to common shareholders       $       3,670,644              2,191,455                $ 1.68
                                                                                              =======================
Options issued to management                                 --                224,145
Warrants                                                     --                250,410
Convertible preferred stock                             546,182                167,026
                                              ----------------------- -----------------------
Diluted earnings per share                    $       4,216,826              2,833,036                $ 1.49
                                              ======================= ======================= =======================
                                                               For the Year Ended December 31, 1996
                                              -----------------------------------------------------------------------
Basic earnings per share
Net income                                    $       2,552,044              2,049,500                $ 1.25
                                                                                              =======================
Options issued to management                                 --                 91,031
Warrants                                                     --                 62,544
Diluted earnings per share                    $       2,552,044              2,203,075                $ 1.16
                                              ======================= ======================= =======================
                                                               For the Year Ended December 31, 1995
                                              -----------------------------------------------------------------------
Basic earnings per share
Net income                                    $       2,719,875              2,049,500                $ 1.33
                                                                                              =======================
Options issued to management                                 --                  2,694
Diluted earnings per share                    $       2,719,875              2,052,194                $ 1.33
                                              ======================= ======================= =======================



14. INCOME TAXES

Income tax expense for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                             1997          1996         1995
                                                             ----          ----         ----
Current:   Federal                                       $  1,881       $  1,194       $ 2,038
           State                                              221            225           181
                                                         -------------------------------------
                                                            2,102          1,419         2,219
Deferred:  Federal                                           (398)           (78)         (474)
           State                                              (47)          (146)          (85)
                                                         -------------------------------------
                                                             (445)          (224)         (559)
Total:     Federal                                          1,483          1,116         1,564
           State                                              174             79            96
                                                         -------------------------------------
                                                         $  1,657       $  1,195        $1,660

A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 1997, 1996, and 1995 is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                             1997          1996         1995
-----------------------------------------------------------------------------------------------------------------------------
Federal income tax at statutory rate                        34.0%          34.0%         34.0%
State taxes, net of federal benefit                          4.2            4.2           4.2
Municipal bond interest, net of
     disallowed interest expense                            (5.8)          (3.6)         (7.0)
Other                                                       (6.0)          (2.7)          6.7
                                                           -----------------------------------
                                                            26.4%          31.9%         37.9%


Deferred income taxes result from temporary differences in the recognition of income and expense for tax versus financial reporting purposes. The sources of these temporary differences and the related tax effects for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                                                     1997          1996
                                                                   ------       -------
Deferred Tax Liabilities:
     Acquired Loan Servicing Rights                                $   -       $   (12)
     Purchase Accounting  Premium                                    (75)          (40)
     Depreciation                                                    (44)          (17)
     Tax Reserve in Excess of Base Year                             (134)          (93)
     Tax Effect of Securities Available-for-sale
        Adjustment to Fair Value (notes 4 and 5)                    (722)       (1,030)
     FHLB Stock Dividends                                           (129)         (168)
     Other                                                           (89)          (52)
                                                                  ---------------------
        Total                                                     (1,193)      $(1,412)
Deferred Tax Assets:
     General Reserves & Real Estate Owned Losses                   1,293            819
     Other                                                            80             20
                                                                   --------------------
        Total                                                      1,373            839
     Net Deferred Tax Asset (Liability)                            $ 180       $   (573)


The Company has a tax bad debt base year reserve of $264,000 for which income taxes have not been provided. Certain distributions or transactions may cause the Bank to recapture its tax bad debt base year reserve, resulting in taxes of $100,000. In addition, the Bank has entered into a tax sharing agreement with TeleBanc under which it is allocated its share of income tax expense or benefit based on its portion of consolidated income or loss.

15. FINANCIAL INSTRUMENTS

The Company is party to a variety of interest rate caps and swaps to manage interest rate exposure. In general, the Company enters into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The effect of these agreements is to lengthen short-term variable liabilities into longer term fixed-rate liabilities or to shorten long-term fixed rate assets into short-term variable rate assets. The net costs of these agreements are charged to interest expense or interest income, depending on whether the agreement is designated to hedge a liability or an asset.

Interest rate exchange agreements for the years ended December 31, 1997 and 1996 are summarized as follows (dollars in thousands):

                                                                 1997            1996
                                                              ---------      ---------
Weighted average fixed rate payments                               6.15%          5.97%
Weighted average original term                                     4.6 yrs        5.0 yrs
Weighted average variable rate obligation                          5.81%          5.62%
Notional Amount                                               $ 205,000      $ 130,000


The Company enters into interest rate cap agreements to hedge outstanding FHLB advances and repurchase agreements. Under the terms of the interest rate cap agreements, the Company generally would receive an amount equal to the difference between 3 month LIBOR or 6 month LIBOR and the cap's strike rate, multiplied by the notional amount. The interest rate cap agreements are summarized as follows (dollars in thousands):

-----------------------------------------------------------------------------------------------------------------------------
                                           Effective       Notional       Maturity

Cap Strike Rate                              Date           Balance         Date
-----------------------------------------------------------------------------------------------------------------------------
           4%                            July 1992          $10,000      July 1999
           6%                            October 1996       $20,000      October 1999
           7%                            January 1997       $10,000      January 2002
           7%                            January 1995       $10,000      July 1998
           7.5%                          July 1997          $25,000      July 1999
           8%                            July 1997          $25,000      July 2000
           8%                            June 1997          $25,000      June 2000
           9%                            December 1994      $14,000      December 1998
           10%                           April 1995         $10,000      January 2002


The counterparties to the interest rate cap agreements are Goldman Sachs, Lehman Brothers, Merrill Lynch, NationsBank, Nomura, Salomon Brothers, and UBS. As of December 31, 1997, the associated credit risk with the aforementioned counterparties are $332,000, $104,000, $117,000, $66,000, $30,000, $132,000, and
$605,000, respectively. The credit risk is attributable to the unamortized cap premium and any amounts due from the counterparty as of December 31,1997. The total amortization expense for premiums on interest rate caps was $777,000, $638,000, and $213,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

16. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The fair value information for financial instruments, which is provided below, is based on the requirements of Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments ("SFAS No. 107") and does not represent the aggregate net fair value of the Bank. Much of the information used to determine fair value is subjective and judgmental in nature, therefore, fair value estimates, especially for less marketable securities, may vary. In addition, the amounts actually realized or paid upon settlement or maturity could be significantly different.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is reasonable to estimate that value:

CASH AND INTEREST-BEARING DEPOSITS - Fair value is estimated to be carrying value.

FEDERAL FUNDS SOLD - Fair value is estimated to be carrying value.

SECURITIES PURCHASED UNDER AGREEMENT TO RESELL - Fair value is estimated to be carrying value.

INVESTMENT SECURITIES - Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics, and other information.

MORTGAGE-BACKED AND RELATED SECURITIES - Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics, and other information.

LOANS RECEIVABLE - For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of other certain types of loans is estimated using quoted market prices for securities backed by similar loans.

The fair value for loans which could not be reasonably established using the previous two methods was estimated by discounting future cash flows using current rates for similar loans.

Management adjusts the discount rate to reflect the individual characteristics of the loan, such as credit risk, coupon, term, payment characteristics, and the liquidity of the secondary market for these types of loans.

DEPOSITS - For passbook savings, checking and money market accounts, fair value is estimated at carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

ADVANCES FROM THE FHLB OF ATLANTA - For adjustable rate advances, fair value is estimated at carrying value. For fixed rate advances, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate advances of similar remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - Fair value is estimated using carrying value. The securities are repriced on a semiannual basis.

SUBORDINATED DEBT - For subordinated debt, fair value is estimated using quoted market prices.

OFF-BALANCE SHEET INSTRUMENTS - The fair value of interest rate exchange agreements is the net cost to the Company to terminate the agreement as determined from market quotes. The fair value of financial instruments as of December 31, 1997 and 1996 is as follows (in thousands):

                                                 1997          1997          1996            1996
                                             Carrying          Fair      Carrying            Fair
                                                Value         Value         Value           Value
                                            ---------   ----------       --------       ----------
Assets:
     Cash and cash equivalents                 92,156        92,156         3,259            3,259
     Investment securities
        available-for-sale                     91,237        91,237        78,826           78,826
     Mortgage-backed securities
        available-for-sale                    319,203       319,203       184,743          184,743
     Loans receivable                         540,704       562,270       351,821          365,401
     Trading                                   21,110        21,110            --               --
Liabilities:
     Deposits                               $ 522,221   $  524,022       $390,486       $  393,820
     Advances from the FHLB Atlanta           200,000       200,000       144,800          144,800
     Securities sold under agreements
        to repurchase                         279,909       279,909        57,581           57,581
     Subordinated debt, net                    29,614        30,953        16,586           16,625
     Trust preferred                            9,572        10,000            --               --
     Off-balance sheet instruments                 -- $     (1 ,342)           --        $   1,684
     Commitments to purchase loans                 --                          --               --


17. DISTRIBUTIONS

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 1997, approximately $10.6 million of retained earnings were available for dividend declaration.

18. EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an Employee Stock Ownership Plan ("ESOP"). All full-time employees of the Company who meet limited qualifications participate in the ESOP. Under the ESOP, the Company contributes cash to a separate trust fund maintained exclusively for the benefit of those employees who have become participants. Participants will have shares of TeleBanc common stock, valued at market value, allocated to their personal plan accounts based on a uniform percentage of wages. At December 31, 1997 and 1996, the Company carried a $305,000 note receivable from the ESOP which was collateralized by the Company's common stock. The ESOP owned 67,600 shares of the Company's stock with approximately 39,000 and 32,000 shares vested at December 31, 1997 and 1996, respectively. The Company's contribution to the ESOP, which is reflected in compensation expense, was $247,000, $224,000 and $210,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

19. STOCK BASED COMPENSATION

In 1997, the Company authorized and issued 349,201 options to directors, officers and employees to purchase 349,201 shares of TeleBanc common stock at prices ranging from $2.66 to $13.50. In 1996, officers and employees were issued 80,500 options to purchase 80,500 shares of TeleBanc common stock at prices ranging from $7.75 to $8.875. As of December 31, 1997 and 1996, 299,124 and 180,438 of the shares,respectively, were vested at exercise prices ranging from $2.66 to $12.50. The maximum term for the outstanding options is 10 years. As of December 31, 1997, the total number of authorized options is 901,431. The options' exercise price was the market value of the stock at the date of issuance.

                                                     1997                         1996                          1995
Options                                   Shares      Weighted Avg.    Shares      Weighted Avg.    Shares       Weighted Avg.
                                           (000's)    Exercise Price    (000's)    Exercise Price    (000's)    Exercise Price
                                           -------    --------------    -------    --------------    -------    --------------
Outstanding at beginning of year             352           $6.89          271          $6.51           242           $6.64
Granted                                      349          $12.51           81          $8.17            32           $5.50
Exercised                                     17           $6.52            -              -             -               -
Forfeited                                     19          $11.40            -              -             3           $6.13
Outstanding at end of year                   665           $9.72          352          $6.89           271           $6.51
Options exercisable at year-end              299           $8.06          180          $6.69           110           $6.55
Weighted avg. fair value of options                        $3.49                       $2.61                         $1.81
granted


The following table summarizes information about fixed options outstanding at December 31, 1997:

                                          Options Outstanding (000's)                         Options Exercisable (000's)
Range of Exercise Prices       Number          Weighted Avg.         Weighted Avg.       Number Exercisable     Weighted Avg.
                             Outstanding         Remaining          Exercise Price                             Exercise Price
                                              Contractual Life
                                                  (Years)
Less than $5.00                  24                 9.2                  $2.66                   5                  $2.66
$5.00 - $7.49                    255                6.5                  $6.55                  202                 $6.57
$7.50 - $9.99                    74                 8.3                  $8.21                   30                 $8.21
$10.00 - $12.49                   -                   -                      -                    -                     -
$12.50 - $14.99                  312                9.2                 $13.23                   62                $13.23
                                 ---                                                            ---

Less than $5.00 - $14.99         665                8.0                  $9.72                  299                 $8.06
                                 ===                                                            ===


Because the method of accounting required by SFAS No. 123 has not been applied to options granted prior to January 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Roll Geske option pricing model with the following weighted average assumptions for grants; risk-free interest rates of
5.08 percent, 5.25 percent, and 6.00 percent for 1997, 1996, and 1995, respectively; expected life of 10 years for all options granted in 1997, 1996, and 1995; expected volatility of 25 percent, 23 percent, and 16 percent for 1997, 1996, and 1995 respectively. The Company accounts for this plan under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                            Year Ended          Year Ended         Year Ended
                                                              12/31/97          12/31/96            12/31/95
                                                              --------          --------            --------
Net income:
    As reported                                              $ 3,671            $ 2,552             $ 2,720
    Pro forma                                                $ 2,629            $ 2,409             $ 2,684
Basic earnings per share:
    As reported                                              $  1.68            $  1.25             $  1.33
    Pro forma                                                $  1.20            $  1.18             $  1.31
Diluted earnings per share:
    As reported                                              $  1.49            $  1.16             $  1.33
    Pro forma                                                $  1.12            $  1.09             $  1.31


20. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Company are as follows:

At December 31, 1997, the Company was obligated under an operating lease for office space with an original term of ten years. Net rent expense under operating leases was approximately $238,000, $142,000, and $127,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

The projected minimum rental payments under the terms of the lease are as follows:

---------------------------------------------------------------------------------------------------
Years ending
December 31,                                                                         Amount
---------------------------------------------------------------------------------------------------
1998                                                                            $   190,000
1999                                                                                165,000
2000                                                                                166,000
2001                                                                                167,000
2002                                                                                168,000
---------------------------------------------------------------------------------------------------
2003 and thereafter                                                                 267,000
                                                                                $ 1,123,000
---------------------------------------------------------------------------------------------------


As of December 31, 1997, the Company had commitments to purchase $24.0 million of mortgage loans.

The Company self-insures for a portion of health insurance expenses paid by the Company as a benefit to its employees. At December 31, 1997 and 1996, there was no reserve needed for incurred but not reported claims under this insurance arrangement.

21. SUBSEQUENT EVENTS

In the first quarter of 1998, TeleBanc signed a definitive merger agreement (the "DFC Acquisition") to acquire Direct Financial Corporation ("DFC"). DFC is the parent holding company of Premium Bank, a federal savings bank headquartered in New Jersey. At December 31, 1997, DFC reported total assets of $326.1 million, loans receivable, net of $187.2 million, total deposits of $273.9 million and total stockholders' equity of $12.3 million. TeleBanc will pay $12 for each share of Direct Financial common stock or common stock equivalent. The transaction is valued at approximately $26.4 million. The DFC Acquisition is expected to be consummated in the second quarter of 1998, subject to DFC stockholder and regulatory approvals.

Also in January 1998, TeleBanc announced that it had signed a definitive acquisition agreement whereby MET Holdings will sell substantially all of its assets, including approximately 1,433,081 shares of TeleBanc Common Stock owned by MET Holdings, and assign substantially all of its liabilities, to TeleBanc. Immediately following consummation of the acquisition, MET Holdings will dissolve and distribute its remaining assets and liabilities to its stockholders, assuming such dissolution is approved by the requisite number of stockholders of MET Holdings and TeleBanc.

22. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Statements of Financial Condition
($ in thousands)

                                                                      December 31,
                                                  ---------------------------------------------------
                                                       1997                                      1996
                                                  ---------                                  --------
Assets:
Cash                                             $    5,401                                  $    159
Investment securities available-for-sale              4,186                                     4,132
Mortgage-backed securities
   available-for-sale                                26,219                                    14,086
Loans receivable, net                                   566                                       305
Loan receivable held for sale                         6,367                                        --
Trading                                              14,011                                        --
Equity in net assets of subsidiary                   58,976                                    34,130
Deferred charges                                      1,460                                       940
Other assets                                          4,806                                     1,099
                                                  ---------                                  --------
Total assets                                      $ 121,992                                  $ 54,851

Liabilities and Stockholders' Equity
Liabilities:


                                                                      December 31,
                                                  ---------------------------------------------------
                                                       1997                                      1996
                                                  ---------                                  --------
Subordinated debt                                  $ 39,614                                  $ 16,586
Securities sold under agreements
   to repurchase                                     33,555                                    12,831
Accrued interest payable                              1,037                                       357
Taxes payable and other liabilities                   1,962                                       419
                                                  ---------                                  --------
     Total liabilities                             $ 76,168                                  $ 30,193
                                                  ---------                                  --------
Stockholders' Equity
Preferred Stock                                    $ 15,281                                  $     --
Common Stock                                             22                                        20
Additional Paid in Capital                           16,207                                    14,637
Retained earnings                                    11,576                                     7,905
Unrealized gain/loss on
   securities available-for-sale                      2,738                                     2,096
                                                  ---------                                  --------
Total stockholders' equity                           45,824                                    24,658
                                                  ---------                                  --------
Total liabilities and stockholders' equity         $121,992                                  $ 54,851


STATEMENTS OF OPERATIONS
($ in thousands)
                                                                               December 31,
                                                    ----------------------------------------------------------------
                                                        1997                       1996                        1995
                                                    ---------                   --------                     -------
Interest income                                     $ 2,683                     $   531                       $  429
Interest expense                                      4,352                       2,163                        2,111

Net interest loss                                    (1,669)                     (1,632)                      (1,682)
Non interest income                                      13                         133                           92
Total general and
   administrative expenses                            1,288                       1,393                        1,046
Non interest expenses                                   195                         127                          126

Net loss before equity in
   net income of subsidiary
   and income taxes                                  (3,139)                     (3,019)                      (2,762)
Equity in net income
   of subsidiary                                      5,668                       6,716                        4,434
Income taxes                                         (1,688)                      1,145                       (1,048)
Preferred stock dividend                                546                          --                           --

Net income                                          $ 3,671                     $ 2,552                      $ 2,720



STATEMENTS OF CASH FLOWS
                                                                               Year ended December 31,
                                                              -----------------------------------------------------
(Dollars in thousands)                                            1997                   1996                  1995
                                                              --------               --------              --------
Cash flows from operating activities:
Net income                                                    $  4,217               $  2,552              $  2,720
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed earnings of subsidiaries            (5,668)               (4,426)               (4,434)
    Purchases of loans held for sale                            (6,367)                    --                    --



                                                                               Year ended December 31,
                                                              -----------------------------------------------------
(Dollars in thousands)                                            1997                   1996                  1995
                                                              --------               --------              --------
    Net (increase) in trading securities                       (14,011)                    --                    --


    (Increase) decrease in other assets                         (4,227)                  (686)                   38
    Increase in accrued expenses and other liabilities           2,223                    267                   122

Net cash provided by operating activities                      (23,833)                (2,293)               (1,554)

Cash flows from investing activities:
    Net (increase) decrease in loan to Employee Stock
      Ownership Plan                                                --                    (65)                    60
    Net increase in loans                                         (261)                    --                    --
    Net (increase) decrease in equity investments              (19,178)                 2,074                 2,089
    Purchases of available-for-sale securities                 (92,862)              (100,574)              (20,771)
    Proceeds from sale of available-for-sale securities         80,159                 11,103                 5,170
    Proceeds from maturities of and principal payment
      on available-for-sale securities                           1,158                 76,910                14,619
    Net sales (purchases) of premises and equipment                  -                    (37)                  (21)

Net cash (used in) provided by investing activities            (30,984)               (10,589)                1,146

Cash flows from financing activities:
    Net  increase in securities sold under agreements
      to repurchase                                             20,724                 12,831                    --
    Increase in subordinated debt                               23,028                     --                    --
    Increase in common stock and additional paid in capital     16,853                     --                    --
    Dividends paid on common and preferred stock                  (546)                    --                    --

Net cash provided by financing activities                       60,059                 12,831                    --

Net increase (decrease) in cash and cash equivalents             5,242                    (51)                 (408)

Cash and cash equivalents at beginning of period                   159                    210                   618

Cash and cash equivalents at end of period                    $  5,401              $     159              $    210


TeleBanc Financial Corporation commenced activities on January 27, 1994, the effective date of its formation as a holding company of the Bank. The Bank paid dividends of $992,000 and $2.2 million to TeleBanc for subordinated interest expense payments for the years ended December 31, 1997 and 1996, respectively.

22. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Condensed quarterly financial data for the years ended December 31, 1997 and 1996 is shown as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended
                                                   Mar. 31,        June 30,      Sept. 30,        Dec. 31,
(Dollars in thousands except per share data)           1997           1997          1997              1997
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                     $12,837         $15,275       $14,821           $16,368
Interest expense                                      9,878          11,865        11,548            12,772



     Net interest income                              2,959           3,410         3,273             3,596
Provision for loan and lease losses                     243             308           120               250
Non-interest income                                     607           1,244         1,084             1,158
General and administrative expenses                   1,897           2,251         2,078             2,816
Other non-interest operating expenses                   208             202           260               430
     Income before income taxes
           and minority interest                      1,218           1,893         1,899             1,258
Income tax expense                                      355             618           709              (25)
Minority interest in subsidiary                           -              67           285                42
Net income                                              863           1,208           905             1,241
Preferred stock dividends                                60             162           162               162
     Net income after preferred stock dividends     $   803         $ 1,046       $   743           $ 1,079
Basic earnings per share                            $ 0.38          $  0.48       $  0.33           $  0.48
Diluted earnings per share                          $  0.35         $  0.44       $  0.30           $  0.40

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended
                                                  Mar. 31,            June 30,     Sept. 30,         Dec. 31,
(Dollars in thousands except per share data)           1996               1996             1996       1996
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                     $11,131         $11,364       $11,871           $11,433
Interest expense                                      8,357           8,449         9,034             8,975
     Net interest income                              2,774           2,915         2,837             2,458
Provision for loan and lease losses                     419             200           125               175
Non-interest income                                     605             291           540             1,320
General and administrative expenses                   1,679           1,749         3,287             1,660
Other non-interest operating expenses                   300              81           247                71
     Income before income taxes                         981           1,176          (282)             1,872
Income tax expense                                      332             417          (220)               667
     Net income                                     $   649         $   759       $   (62)          $  1,205
Basic earnings per share                            $  0.32         $  0.37       $ (0.03)          $   0.59
Diluted earnings per share                          $  0.31         $  0.36       $ (0.03)          $   0.52

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

     3.1(a) Amended and Restated Certificate of Incorporation of the Company.*

     3.1(b) Certificate of Designation****

     3.2    Bylaws of the Company.****

     4.1    Specimen certificate of shares of Common Stock.***


     4.2 Indenture, dated as of June 9, 1997, between the Corporation and Wilmington Trust Company, as debenture trustee.*


     4.3    Form of Certificate of Exchange Junior Subordinated Debentures.*


     4.4 Amended and Restated Declaration of Trust of TeleBanc Capital Trust I, dated as of June 9, 1997.*


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

     21     Subsidiaries of the Registrant.

     99.1   Independent auditor's report of Arthur Andersen LLP .




------------------
* Incorporated by reference herein to the Company's registration statement on Form S-4/A (File 33-340399) filed with the SEC on December 8, 1997.


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

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of TeleBanc Financial Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of TeleBanc Financial Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleBanc Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                         /s/ Arthur Andersen LLP

Vienna, VA
February 20, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st day of March, 1998.

                                                 TELEBANC FINANCIAL CORPORATION
                                                 ------------------------------
                                                             Registrant

                                                 By:    /s/ Mitchell H. Caplan
                                                        ----------------------
                                                            Mitchell H. Caplan
                                                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1998.

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
      3.1(a)      Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company.*

      3.1(b)      Certificate of Designation****

      3.2         Bylaws of the Company.****

      4.1         Specimen certificate of shares of Common Stock.***


      4.2 Indenture, dated as of June 9, 1997, between the Corporation and Wilmington Trust Company, as debenture trustee.*

      4.3         Form  of   Certificate  of  Exchange   Junior   Subordinated
                  Debentures.

      4.4         Amended and Restated  Declaration of Trust of TeleBanc Capital
                  Trust I, dated as of June 9, 1997.*

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

      21          Subsidiaries of the Registrant.

      99.1        Independent auditor's report of Arthur Andersen LLP

----------------


* Incorporated by reference herein to the Company's registration statement on Form S-4 (File 33-340399) filed with the SEC on December 8, 1997.

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

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of TeleBanc Financial Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of TeleBanc Financial Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleBanc Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                         /s/ Arthur Andersen LLP

Vienna, VA
February 20, 1998