Form 10-K/A
period 1997-12-31
TELEBANC FINANCIAL CORP
filed 1998-04-30
CIK 920986

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

           AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission File Number: 33-76930

                         TELEBANC FINANCIAL CORPORATION
                         ------------------------------
                     (Exact name of registrant as specified
                                 in its charter)

           Delaware                                    13-3759196
           --------                                    ----------
   (State or other jurisdiction of                   (IRS Employer
    incorporation organization)                    Identification No.)

   1111 North Highland Street                             22201
        Arlington, Virginia
        -------------------                        ------------------
  (Address of principal executive office)             (Zip Code)

                                 (703) 247-3700
                                 --------------
              (Registrant's telephone number, including area code)

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages, positions and the offices held in the Company and TeleBank by each of the executive officers and directors of the Company as of April 30, 1998:

                          NAME               AGE                        POSITIONS AND OFFICES
                          ----               ---                        ---------------------

                  David A. Smilow            36               Chairman of the Board of the Company and TeleBank

                  Mitchell H. Caplan         40               Vice Chairman, President and Chief Executive Officer of the Company
                                                              and TeleBank

                  Aileen Lopez Pugh  30                       Executive Vice President and Chief Financial Officer of the Company
                                                              and TeleBank

                  David R. DeCamp (1)(2)     38               Director of the Company and TeleBank

                  Mark Rollinson             61               Director of the Company and TeleBank

                  Arlen W. Gelbard (1)(2)    40               Director of the Company and TeleBank

                  Dean C. Kehler (1)(2)      41               Director of the Company and TeleBank

                  Steven F. Piaker (1)(2)    35               Director of the Company and TeleBank

(1) Member of the compensation committees of the Company and TeleBank and the stock option committee of the Company.
(2)  Member of the audit and compliance committees of the Company and TeleBank.

         DAVID A. SMILOW, Chairman of the Board of the Company since March 1994, also served as Chief Executive Officer of the Company from March 1994 to April 1998. Mr. Smilow has also served as Chairman of the Board of TeleBank since January 1994, and from January 1994 to April 1998 served as Chief Executive Officer of TeleBank. Prior to January 1994, Mr. Smilow served as President of TeleBank.

         MITCHELL H. CAPLAN has served as the Vice Chairman of the Board and President of the Company since March 1994, and since April 1998 has served as Chief Executive Officer of the Company. Mr. Caplan has also served as Vice Chairman and President of TeleBank since January 1994, and since April 1998 has served as Chief Executive Officer of TeleBank. From 1990 until December 1993, Mr. Caplan was a member of the law firms of Danziger & Caplan and Zuckerman & Gore, where he represented and advised private and public commercial institutions, including MET Holdings.

         AILEEN LOPEZ PUGH has served as Executive Vice President -- Chief Financial Officer of the Company and TeleBank since August 1994. Prior to joining management of the Company and TeleBank, Ms. Pugh served as a director from 1993 to 1994. From December 1993 to May 1994, she served as a consultant to MET Holdings in connection with the organization of the Company and its initial public offering. From 1989 through 1992, Ms. Pugh, a certified public accountant, was an auditor with KPMG Peat Marwick.

         DAVID R. DECAMP has served as a director of the Company since its formation in March 1994 and as a director of TeleBank since 1992. Mr. DeCamp is a Senior Vice President of Grubb & Ellis, a commercial real estate broker. From 1988 to 1996, Mr. DeCamp was a commercial real estate broker with Cassidy & Pinkard, Inc. Mr. DeCamp is the Chairman of the Audit and Compliance Committees of the Company and TeleBank , respectively.

         MARK ROLLINSON has served as a director of the Company since its formation in March 1994 and as a director of TeleBank since 1992. He is a self-employed attorney in Leesburg, Virginia.

         ARLEN W. GELBARD has served as a director of the Company and TeleBank since April 1996. Mr. Gelbard is a member of the law firm of Hofheimer Gartlir & Gross, LLP, New York, New York where he has specialized in transactional real estate, lending, leasing, foreclosures and workouts since 1982. Mr. Gelbard is a member of the New York State Bar Association and American Bar Association. Mr. Gelbard is the Chairman of the Compensation Committee of each of the Company and TeleBank.

         DEAN C. KEHLER has served as a director of the Company and TeleBank since February 1997. Mr. Kehler has been a Managing Director of CIBC Wood Gundy Securities and co-head of the High Yield Group since August 1995. From February 1990 to August 1995, Mr. Kehler was a founding partner and Managing Director of The Argosy Group, L.P., which was acquired by CIBC Wood Gundy in August 1995.

         STEVEN F. PIAKER has served as a director of the Company since February 1997. Since 1994, Mr. Piaker has been a Senior Vice President and Partner of Conning & Company, a provider of asset management, private equity capital, corporate finance services and research to the insurance and financial services industries. Prior to 1994 Mr. Piaker served as a Senior Vice President of Conseco, Inc. where he was involved in the formation of that company, corporate finance, leveraged buyouts and private placements.

                         ITEM 11. EXECUTIVE COMPENSATION

         COMPENSATION

         Set forth below is certain information for the three fiscal years ended December 31, 1997, 1996 and 1995 relating to compensation received by the Company's Chief Executive Officer and all executive officers of the Company other than the Chief Executive Officer (collectively the "Named Executive Officers") whose total annual salary and bonus for the fiscal year ended December 31, 1997, exceeded $100,000 for services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                        ---------
                                                         ANNUAL COMPENSATION        COMPENSATION AWARDS
                                                         -------------------        -------------------

                                                                                        SECURITIES
NAME AND                                                                                UNDERLYING       ALL OTHER
PRINCIPAL POSITION                            YEAR    SALARY ($)(A)  BONUS ($)           OPTIONS (#)     COMPENSATION ($)(B)
------------------                            ----    -------------  ---------           -----------     -------------------
David A. Smilow, Chairman of the
 Company and of TeleBank (c)                  1997    $ 205,000    $ 200,000              100,000        $ 15,000
                                              1996      205,000      188,000                  ---          15,000
                                              1995      205,000      150,000                  ---          15,000

Mitchell H. Caplan, Vice Chairman,
 President and CEO of the Company             1997      205,000      200,000              100,000          15,000
 and Vice Chairman, President and             1996      205,000      188,000                  ---          15,000
 Chief Executive Officer of TeleBank(c)       1995      205,000      150,000                  ---          15,000

Aileen Lopez Pugh, Executive Vice             1997       79,500      100,000               10,000          13,913
 President - Chief Financial Officer          1996       75,000       60,000               15,000          13,500
 of the Company and TeleBank                  1995       75,000       60,000                5,000          13,500

----------------------------------------------------------------------------------------------------------------------------

(a)  Salary earned from the Company and TeleBank.
(b) Dollar value of contributions by TeleBank to each officer's account in the Company's Employee Stock Option Plan.
(c) During 1997, Mr. Smilow served as the Company's Chief Executive Officer. In April 1998, Mr. Caplan became the Company's Chief Executive Officer.

         STOCK OPTIONS

         Option Grants. The following table contains information with respect to grants of stock options for Common Stock to the Named Executive Officers who received options during 1997. All such grants were made under the Company's 1994 or 1997 Stock Option Plan. The Company does not have any stock appreciation rights ("SARs").

                              OPTION GRANTS IN 1997
                                                                                        POTENTIAL REALIZABLE VALUE
                                                                                        AT ASSUMED ANNUAL RATES OF
                                                                                       STOCK PRICE APPRECIATION FOR
                               INDIVIDUAL GRANTS (A)                                          OPTION TERM (A)
---------------------------------------------------------------------------------------------------------------------
                                         % OF TOTAL OPTIONS
                          NUMBER OF            GRANTED
                     SECURITIES UNDERLYING  TO EMPLOYEES EXERCISE OR BASE  EXPIRATION
NAME                  OPTIONS GRANTED (#)  IN FISCAL YEAR  PRICE ($/SH)       DATE          5%  ($)      10% ($)
----                  ------------------- ------------------------------     ------         -------      -------
David A. Smilow            40,000(b)            14.0%        $13.50          2/28/07       $339,603  $  860,621
                           60,000(c)            21.0          13.50          2/28/07        509,405   1,290,931
Mitchell H. Caplan         40,000(b)            14.0          13.50          2/28/07        339,603     860,621
                           60,000(c)            21.0          13.50          2/28/07        509,405   1,290,931
Aileen Lopez Pugh          10,000(d)             3.5          13.50          2/15/07         84,901     215,155

------------------------------------------------------------------------------------------------------------


(a) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the Company's Common Stock price.

(b) Grants covering 40,000 shares to Messrs. Caplan and Smilow are nonqualified options vesting to the extent of 1/3 of such shares on each of the first three anniversaries of the date of grant that expire if not exercised within 30 days of first becoming exercisable.

(c) Options grants were made on February 28, 1997 with 20% immediately exercisable and 20% becoming exercisable in each subsequent year through 2001.

(d) Option grants were made on February 15, 1997, with 20% immediately exercisable and 20% becoming exercisable in each subsequent year through 2001.

         Option Exercises and Holdings. The Named Executive Officers did not exercise any stock options during 1997. The following table presents information with respect to outstanding options held by the Named Executive Officers at year-end 1997. There are no outstanding SARs.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                           Number of Securities
                                                      Underlying Unexercised Options        Value of Unexercised
                                                                    at                      In-the-Money Options
                                                                FY-End (#)                   at FY-End ($) (1)
                                                                ----------                   -----------------
                          Shares
                       Acquired on        Value
Name                   Exercise (#)    Realized ($)     Exercisable    Unexercisable    Exercisable     Unexercisable
----                   ------------    ------------     -----------    -------------    -----------     -------------
David A. Smilow          13,333          $74,998        129,365            62,667      $ 1,264,121      $  266,333
Mitchell H. Caplan          ---              ---         142,698           62,667        1,320,787         266,333
Aileen Lopez Pugh           ---              ---          16,000           19,000          163,375         148,500
------------------------------------------------------------------------------------------------------------

(1) Based on last reported sale price of the Company's Common Stock on December 31, 1997 of $17.75 per share and applicable per share exercise price for the options. For each of Messrs. Smilow and Caplan, 42,617 options were granted on April 28, 1994 with an exercise price of $6.125, with the remainder having an exercise price equal to $7.125. The options expire in April 2004 and were granted with 20% immediately exercisable and 20% becoming exercisable in each subsequent year for five years. Also for each of Messrs. Smilow and Caplan, 100,000 options were granted on February 28, 1997 with an exercise price of $13.50 and an expiration date of 2007. Grants covering 60,000 shares to each Messrs. Caplan and Smilow are ten-year, nonqualified options vesting 20% on the date of grant and 20% per year thereafter. Grants covering 40,000 shares to Messrs. Caplan and Smilow are nonqualified options vesting to the extent of 1/3 of such shares on each of the first three anniversaries of the date of grant that expire if not exercised within 30 days of first becoming exercisable. As for Ms. Pugh, the Company has granted a total of 35,000 options with 5,000 options granted on April 28, 1994 with an exercise price of $6.125, 5,000 options granted on February 15, 1995 with an exercise price of $5.50, 15,000 options granted on February 15, 1996 with an exercise price of $7.75 and 10,000 options granted on February 15, 1997 with an exercise price of $13.50. The options expire in April 2004, February 2005, February 2006 and February 2007, respectively. All option grants for Ms. Pugh were granted with 20% immediately exercisable and 20% becoming exercisable in each subsequent year for five years.

         COMPENSATION OF DIRECTORS

         Non-employee directors of the Company receive $750 for each Company board and committee meeting attended, and non-employee directors of TeleBank receive $750 for each TeleBank board or committee meeting attended. In addition, non-employee directors are reimbursed for travel costs and other out-of-pocket expenses incurred in attending such meeting. Annual directors' fees are capped at $3,000 per board member of the Company, and $12,000 per board member of TeleBank.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of April 30, 1998 by (i) any person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director and person nominated to be a director as of December 31, 1997, (iii) the Chief Executive Officer and the Named Executive Officers, and (iv) all directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

SECURITY OWNERSHIP OF THE COMPANY'S SECURITIES


                                                                   AMOUNT AND NATURE       PERCENTAGE OF: CLASS
TITLE                                                                OF BENEFICIAL        OUTSTANDING / COMPANY'S
OF CLASS      NAME OF BENEFICIAL OWNER                                 OWNERSHIP           VOTING SECURITIES (a)
--------      ------------------------                                 ---------           ---------------------
Series A      Conning Insurance Capital Limited                          4,719                25.03% / 6.31%
Preferred       Partnership III
Stock         c/o Conning & Company
              CityPlace II, 185 Asylum Street
              Hartford, CT  06103

              Conning Insurance Capital International                      667                3.54% / 0.89%
                Partners III, L.P.
              c/o Conning & Company
              CityPlace II, 185 Asylum Street
              Hartford, CT  06103

              General American Life Insurance Company                    1,539                 8.16% / 2.06%
              700 Market Street
              St. Louis, MO  63101

              PC Investment Company                                      6,925                36.74% / 9.27%
              401 Theodore Fremd Avenue
              Rye, NY  10580

              The Northwestern Mutual Life Insurance                     5,000                26.53% / 6.69%
                Company
              720 East Wisconsin Avenue
              Milwaukee, WI  53202


---------------------
(a) Each share of Series A Preferred Stock has 40.12519 votes, based on its conversion into an equivalent number of shares of Common Stock. Accordingly, the percentages reflected include (i) the percentage of Series A Preferred Stock outstanding and (ii) the percentage of the Company's Voting Securities beneficially owned, giving effect to the voting rights held by the owners of Series A Preferred.


                                                                   AMOUNT AND NATURE
TITLE                                                                OF BENEFICIAL             PERCENTAGE OF
OF CLASS      NAME OF BENEFICIAL OWNER                                 OWNERSHIP             CLASS OUTSTANDING
--------      ------------------------                                 ---------             -----------------
Common Stock  MET Holdings Corporation                                  1,433,081                       63.9%
              405 Park Avenue, Suite 1104
              New York, NY 10022 (a)

              David A. Smilow                                             155,290 (b)                    6.9%
              Mitchell H. Caplan                                          142,698 (c)                    6.0%
              David R. DeCamp                                              10,000 (d)                    *
              Arlen W. Gelbard                                              4,000 (e)                    *
              Dean C. Kehler                                              280,876 (f)                   11.1%
              Steven F. Piaker                                            224,139 (g)                    9.1%
              Mark Rollinson                                               12,000 (h)                    *
              Aileen Lopez  Pugh                                           29,300 (i)                    1.3%
              Directors and Executive Officers as a group
              (9 individuals)                                             927,628 (j)                   29.3%
              TeleBanc Employee Stock Ownership Plan                       75,525                        3.4%


--------------------------------------------------------------------------------
*    Less than 1%.
(a) MET Holdings is the predecessor savings and loan holding company of Metropolitan Bank for Savings, F.S.B. ("Metropolitan Bank"). MET Holdings organized the Company so that it could become, in March 1994, the holding company for Metropolitan Bank as part of the Company's initial public offering of debt and equity securities in 1994. Metropolitan Bank was renamed "TeleBank" in March 1996, and is a wholly owned subsidiary of the Company.
(b) Includes options to acquire 129,365 shares of Common Stock which are exercisable within sixty days of April 30, 1998. Mr. Smilow also holds significant ownership positions in the outstanding securities of MET Holdings. See "Security Ownership of the Company's Parent by Management."
(c) Comprised of options to acquire 142,698 shares of Common Stock which are exercisable within sixty days of April 30, 1998. Mr. Caplan also holds significant ownership positions in the outstanding securities of MET Holdings. See "Security Ownership of the Company's Parent by Management."
(d) Includes options to acquire 9,000 shares of Common Stock which are exercisable within sixty days of April 30, 1998.
(e) Comprised of options to acquire 4,000 shares of Common Stock which are exercisable within sixty days of April 30, 1998.
(f) Dean C. Kehler is the designated director for CIBC WG Argosy Merchant Fund 2, LLC., which holds the interest set forth above. Mr. Kehler disclaims any beneficial ownership in such interest.
(g) Steven F. Piaker is the designated director for Conning Insurance Capital Limited Partnership III and Conning Insurance Capital International Partners III, L.P., which hold the beneficial interests set forth above. Mr. Piaker disclaims any beneficial ownership in such interests.
(h) Includes options to acquire 4,000 shares of Common Stock which are exercisable within sixty days of April 30, 1998.
(i) Includes options to acquire 16,000 shares of Common Stock which are exercisable within sixty days of April 30, 1998 and warrants for 6,200 shares of Common Stock.
(j) Includes options to acquire 305,063 shares of Common Stock which are exercisable within sixty days of April 30, 1998.

SECURITY OWNERSHIP OF THE COMPANY'S PARENT BY MANAGEMENT

         The following table sets forth certain information as of APRIL 30, 1998 with respect to the beneficial ownership by the management of the Company of equity securities of the Company's parent, MET Holdings. MET Holdings has four classes of equity securities, Class A Common Stock, Class B Common Stock, 6% Class A Serial Preferred Stock ("Class A Serial Preferred Stock") and 6% Class B Serial Preferred Stock ("Class B Serial Preferred Stock"). No shares of Class A Serial Preferred Stock have been issued. The Class A Serial Preferred Stock and Class B Serial Preferred Stock have certain limited voting rights. Unless otherwise required by law, the Class B Common Stock is non-voting.


NAME                                                     EQUITY SECURITY OWNED                   PERCENT OF CLASS
----                                                     ---------------------                   ----------------
David A. Smilow                                  4,091 (Class A Common Stock) (a)                      41.5 %
                                                 1,641 (Class B Common Stock) (a)                      26.5
                                                 2,091 (Class B Serial Preferred Stock) (a)            42.2

Mitchell H. Caplan                                 985 (Class A Common Stock) (b)                       9.9
                                                 1,053 (Class B Common Stock) (b)                      17.0
                                                 1,079 (Class B Serial Preferred Stock) (b)            21.8

Michael A. Smilow                                  110 (Class A Common Stock)                           1.1
                                                   117 (Class B Common Stock)                           1.9

Directors and Executive Officers                 5,186 (Class A Common Stock)                          52.6
  of the Company as a group                      2,811 (Class B Common Stock)                          49.8
  (9 individuals)                                3,170 (Class B Serial Preferred Stock)                63.9


--------------------
(a) Includes 3,252 shares of Class A Common Stock, 980 shares of Class B Common Stock and 893 shares of Class B Serial Preferred Stock, with respect to which Mr. D. Smilow shares beneficial ownership with his wife and children.

(b) Includes 645 shares of Class A Common Stock, 655 shares of Class B Common Stock and 1,079 shares of Class B Serial Preferred Stock, with respect to which Mr. Caplan shares beneficial ownership.




             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1997, the Company consummated the purchase of the assets of Arbor Capital Partners, Inc., which was majority owned by MET Holdings, through the issuance of 162,461 shares of Common Stock and a $500,000 cash payment. Messrs. D. Smilow and Caplan are shareholders of MET Holdings.

         During 1997 the Company engaged Hofheimer Gartlir & Gross, LLP, of which Mr. Gelbard is a member, on various matters. Additionally, CIBC Wood Gundy Securities, of which Mr. Kehler is Managing Director, acted as placement agent for the Company's private placement of trust preferred securities in June 1997 and invested in the securities through certain of its merchant funds. See Item
1. -- Business -- General.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TELEBANC FINANCIAL CORPORATION

                                            /s/ Aileen Lopez Pugh
                                            ---------------------
                                            Aileen Lopez Pugh
                                            Executive Vice President --
                                            Chief Financial Officer

April 30, 1998