Form 10-K/A
period 1995-12-31
TELEBANC FINANCIAL CORP
filed 1998-05-14
CIK 920986

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

           AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                        Commission File Number: 33-76930

                         TELEBANC FINANCIAL CORPORATION
                         ------------------------------
                     (Exact name of registrant as specified
                                in its charter)

                   Delaware                           13-3759196
                   --------                           ----------
             (State or other jurisdiction of          (IRS Employer
            incorporation organization)          Identification No.)

             1111 North Highland Street                22201
              Arlington, Virginia                      -----
              -------------------
        (Address of principal executive office)      (Zip Code)


                                 (703) 247-3700
                                 --------------
              (Registrant's telephone number, including area code)

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth the names, ages, positions and the offices held in the Company by each of the executive officers and directors of the Company as of April 1, 1996:

                          NAME                     AGE                POSITIONS AND OFFICES
                          ----                     ---                ---------------------
                     David A. Smilow               34         Chairman of the Board and Chief Executive Officer

                     Mitchell H. Caplan            38         Director of the Company and President

                     Aileen Lopez Pugh             28         Executive Vice President and Chief Financial Officer/Treasurer

                     David R. DeCamp (1)(2)        36         Director of the Company

                     Mark Rollinson (1)            59         Director of the Company

                     Arlen W. Gelbard (3)          38         Director of the Company

        --------------------------------------------------------------------------------------------------------------------

    (1) Member of the compensation committee of the Company.

    (2) Member of the audit and compliance committees of the Company.

    (3) In February 1996, Mr. Gelbard was appointed by the Board of Directors to complete the unexpired term of Mr. Don Christensen, who resigned from the Board in September 1995.


           DAVID A. SMILOW, has served as Chairman of the Board and Chief Executive Officer of the Company since March 1994. Since January 1994, Mr. Smilow has served as Chairman of the Board of TeleBank. Prior to January 1994, Mr. Smilow served as President of TeleBank. Since 1992, Mr. Smilow has been a director and treasurer of Arbor Capital Partners, Inc. ("Arbor Capital"), a registered investment adviser and broker-dealer subsidiary of MET Holdings. From 1987 to 1989, Mr. Smilow was an associate at Goldman Sachs in the Mortgage Capital Markets Group.

           MITCHELL H. CAPLAN has served as a Director and President of the Company since January 1994. Since January 1994, Mr. Caplan has served as Vice Chairman of the Board, President and Chief Executive Officer of TeleBank. Mr. Caplan was a co-founder of Arbor Capital and has served as its Vice President and a director since 1992. From 1990 until December 1993, Mr. Caplan was a member of the law firms of Danziger & Caplan and Zuckerman & Gore, where he represented and advised private and public commercial institutions, including MET Holdings.

           AILEEN LOPEZ PUGH has served as Executive Vice President and Chief Financial Officer/Treasurer of the Company and TeleBank since August 1994. Prior to joining management of the Company and TeleBank, Ms. Pugh served as a director from 1993 to 1994. From December 1993 to May 1994, she served as a consultant to MET Holdings in connection with the organization of the Company and its initial public offering. From 1989 through 1992, Ms. Pugh, a certified public accountant, was an auditor with KPMG Peat Marwick.

           DAVID R. DECAMP has served as a director of the Company since March 1994 and as a director of TeleBank since 1992. Since 1988, Mr. DeCamp has been employed as a commercial real estate broker with Cassidy & Pinkard, Inc. Mr. DeCamp is the Chairman of the audit and compliance committees of the Company and TeleBank.

           MARK ROLLINSON has served as a director of the Company since March 1994 and as a director of TeleBank since 1992. He is a self-employed attorney based in Leesburg, Virginia. Mr. Rollinson serves as Chairman of the compensation committee of the Company and Telebank.

           ARLEN W. GELBARD was appointed to serve as a director of the Company in February 1996. Mr. Gelbard is a member of the law firm of Hofheimer Gartlir & Gross, LLP, New York, New York where he has specialized in transactional real estate, lending, leasing, foreclosures and workouts since 1982. Mr. Gelbard is a member of the New York State Bar Association and American Bar Association.

                        ITEM 11. EXECUTIVE COMPENSATION

 COMPENSATION

           Set forth below is certain information for the two fiscal years ended December 31, 1995 and 1994 relating to compensation received by the Company's Chief Executive Officer and all executive officers of the Company other than the Chief Executive Officer (collectively the "Named Executive Officers") whose total annual salary and bonus for the fiscal year ended December 31, 1995 exceeded $100,000 for services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                        ANNUAL COMPENSATION            COMPENSATION AWARDS
                                                        -------------------            -------------------
                                                                                           SECURITIES
NAME AND                                                                                   UNDERLYING           ALL OTHER
PRINCIPAL POSITION                       YEAR      SALARY ($)(a)    BONUS ($)               OPTIONS (#)         COMPENSATION ($)(b)
------------------                       ----      -------------    ---------               -----------         -------------------
David A. Smilow, Chairman
    and Chief Executive Officer of
    the Company and Chairman of
    of Telebank                          1995        $205,000       $150,000                      ---           $15,000
                                         1994         180,000         75,000 (c)              105,365            15,000

Mitchell H. Caplan, President of
    the Company and Vice Chairman,
    President and Chief Executive        1995         205,000        150,000                      ---            15,000
    Officer of TeleBank                  1994         180,000        125,000 (c)              105,365            15,000

Aileen Lopez Pugh, Executive Vice
    President and CFO/Treasurer          1995          75,000         60,000                    5,000            13,500
    of the Company and TeleBank(d)       1994          18,735         10,000                    5,000               ---
----------------------------------------------------------------------------------------------------------------------------------

    (a) Salary earned from the Company and TeleBank.

    (b) Dollar value of contributions by TeleBank to each officer's account in the Company's Employee Stock Option Plan.

    (c) Mr. D. Smilow's and Mr. Caplan's 1994 bonuses reflect $75,000 for bonuses not paid until the first quarter of 1995 as they were contingent upon successful completion of the restructuring of an asset. Mr. Caplan also received a $50,000 bonus from Telebank in 1994 upon becoming President.

    (d) Ms. Pugh joined the Company and Telebank in August 1994.

 STOCK OPTIONS

           Option Grants. The following table contains information with respect to grants of stock options for Common Stock to the sole Named Executive Officer who received options during 1995. All such grants were made under the Company's 1994 Stock Option Plan. The Company does not have any stock appreciation rights ("SARs").

                             OPTION GRANTS IN 1995


                                                                                                   POTENTIAL REALIZABLE VALUE
                                                                                                   AT ASSUMED ANNUAL RATES OF
                                                                                                   STOCK PRICE APPRECIATION FOR
                                        INDIVIDUAL GRANTS (a)                                             OPTION TERM (b)
--------------------------------------------------------------------------------------------------------------------------------
                                                    % OF TOTAL OPTIONS
                                 NUMBER OF              GRANTED
                           SECURITIES UNDERLYING     TO EMPLOYEES        EXERCISE OR BASE    EXPIRATION
NAME                        OPTIONS GRANTED (#)     IN FISCAL YEAR         PRICE ($/SH)         DATE       5%  ($)      10% ($)
----                        -------------------    ----------------       --------------       ------      -------      -------

Aileen Lopez Pugh                    5,000           15.6%                 $5.50               2/15/05      $17,295     $3,8428
--------------------------------

    (a) Option grants were made on February 15, 1995 with 20% immediately exercisable and 20% becoming exercisable in each subsequent year through 1999.

    (b) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the Company's Common Stock price.

           Option Exercises and Holdings. The Named Executive Officers did not exercise any stock options during 1995. The following table presents information with respect to outstanding options held by the Named Executive Officers at year-end 1995. There are no outstanding SARs.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                 Number of Securities Underlying        Value of Unexercised In-the-
                                                                      Unexercised Options at                      Money Options
                                                                            FY-End (#)                         at FY-End ($) (1)
                                                                            ----------                         -----------------


                          Shares Acquired    Value Realized
Name                      on Exercise (#)          ($)           Exercisable      Unexercisable      Exercisable      Unexercisable
----                         ------------    -------------       -----------      -------------      -----------      -------------
David A. Smilow                   ---              ---           42,146             63,219          $ 43,388          $  65,082
Mitchell H. Caplan                ---              ---           42,146             63,219            43,388             65,082
Aileen Lopez Pugh                 ---              ---            4,000              6,000             7,125             12,250
-----------------------------------------------------------------------------------------------------------------------------------

    (1) Based on last reported sale price of the Company's Common Stock on December 31, 1995 of $7.75 per share and applicable per share exercise price for the options. For each of Messrs. Smilow and Caplan, 42,617 options were granted on April 28, 1994 with an exercise price of $6.125, with the remainder having an exercise price equal to $7.125. The options expire in April 2004 and were granted with 20% immediately exercisable and 20% becoming exercisable in each subsequent year. As for Ms. Pugh, the Company has granted a total of 10,000 options with 5,000 options granted on April 28, 1994 with an exercise price of $6.125, and 5,000 options granted on February 15, 1995 with an exercise price of $5.50. The options expire in April 2004 and February 2005, respectively. All option grants for Ms. Pugh were granted with 20% immediately exercisable and 20% becoming exercisable in each subsequent year.

 COMPENSATION OF DIRECTORS

           Non-employee directors of the Company receive $750 for each Company board and committee meeting attended, and non-employee directors of TeleBank receive $750 for each TeleBank board or committee meeting attended. In addition, non-employee directors are reimbursed for travel costs and other out-of-pocket expenses incurred in attending such meeting. Annual directors' fees are capped at $3,000 per board member of the Company and $12,000 per board member of TeleBank.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 1, 1996 by (i) any person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director and person nominated to be a director, (iii) the Chief Executive Officer and the Named Executive Officers, and (iv) all directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

  TITLE                                                       AMOUNT AND NATURE OF               PERCENTAGE OF
OF CLASS        NAME OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP             CLASS OUTSTANDING
--------        -----------------------                       --------------------             -----------------
Common          MET Holdings Corporation                             1,299,500                       63.4%
Stock           405 Park Avenue, Suite 1104
                New York, NY 10022 (a)

                David A. Smilow                                        105,365 (b)                    1.0%

                Mitchell H. Caplan                                     105,365 (c)                    1.0%

                David R. DeCamp                                          6,000 (d)                      *

                Mark Rollinson                                           7,000 (e)                      *

                Arlen W. Gelbard                                           ---                          *

                Aileen Lopez Pugh                                       32,100 (f)                      *

                Directors and Executive Officers as a group
                (7 individuals)                                        268,830 (g)                   12.9%

                TeleBanc Employee Stock Ownership Plan                  67,273                        3.3 %

                Wellington Management Company                          172,000 (h)                    8.2%
                75 State Street
                Boston, MA  02109

----------------------------------------------------------------------------------------------------------------

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

(b) Comprised solely of options to acquire 105,365 shares of Common Stock, of which 63,219 are exercisable within sixty days of April 1, 1996. Mr.
    Smilow also holds significant ownership positions in the outstanding securities of MET Holdings. See "Security Ownership of the Company's Parent by Management."

(c) Comprised solely of options to acquire 105,365 shares of Common Stock, of which 63,219 are exercisable within sixty days of April 1, 1996. Mr.
    Caplan also holds significant ownership positions in the outstanding securities of MET Holdings. See "Security Ownership of the Company's Parent by Management."

(d) Includes options to acquire 5,000 shares of Common Stock, of which are exercisable within sixty days of April 1, 1996.

(e) Includes options to acquire 5,000 shares of Common Stock, of which 4,000 are exercisable within sixty days of April 1, 1996.

(f) Includes options to acquire 25,000 shares of Common Stock, of which 9,000 are exercisable within sixty days of April 1, 1996.

(g) Includes options to acquire 250,730 shares of Common Stock, of which 145,438 are exercisable within sixty days of April 1, 1996.

(h) Based on information provided by the beneficial owners as of December 31, 1995.

SECURITY OWNERSHIP OF THE COMPANY'S PARENT BY MANAGEMENT

           The following table sets forth certain information as of December 31, 1995 with respect to the beneficial ownership by the management of the Company of equity securities of the Company's parent, MET Holdings. MET Holdings has two classes of equity securities, Class A Common Stock and Class B Common Stock. Unless otherwise required by law, the Class B Common Stock is non-voting.

NAME                                                            EQUIETY SECURITY OWNED                   PERCENT OF CLASS
----                                                            ----------------------                   ----------------
David A. Smilow                                          3,968 (Class A Common Stock) (a)                      39.9 %
                                                         1,641 (Class B Common Stock) (a)                      26.5

Mitchell H. Caplan                                       1,235 (Class A Common Stock) (b)                      12.4
                                                         1,253 (Class B Common Stock) (b)                      20.2


Directors and Executive Officers                         5,203 (Class A Common Stock)                          52.4
  of the Company as a group                              2,894 (Class B Common Stock)                          46.7
  (10 individuals)
--------------------------

(a) Includes 1,586 shares of Class A Common Stock and 980 shares of Class B Common Stock, with respect to which Mr. D. Smilow shares beneficial ownership with his wife and children.

(b) Includes 645 shares of Class A Common Stock and 655 shares of Class B Common, with respect to which Mr. Caplan shares beneficial ownership.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company's policy is to not enter into any transactions with officers, directors or 5% shareholders or other affiliates of the Company unless the terms are as favorable to the Company as those generally available from unaffiliated third parties. Transactions between the Company and it affiliates will require approval by a majority of the Company's disinterested directors.

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

May 14, 1998
                                       7