Form 10-K/A
period 1997-12-31
TELEBANC FINANCIAL CORP
filed 1998-05-14
CIK 920986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT NO. 3

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

This Amendment No. 3 to the Annual Report on Form 10-K for the year ended December 31, 1997 of TeleBanc Financial Corporation (the "Company") is being filed to amend and restate in their entirety Items 6, 7 and 8, including Notes 13, 19, and 23 and an additional Note 24 to the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, and Exhibit 11, which contains the Schedule of Computation of Net Income Per Share. In May of 1998, the Company identified an error in the computation of the 1997 diluted earnings per share amount and is amending these items to correct the disclosure of earnings per share contained therein.

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
                                                      =============               ==========

                                                                                 AT DECEMBER 31,
                                                      -------------------------------------------------------
                                                           1995       %        1994      %        1993       %
                                                           ----      ---       ----     ---       ----      --
                                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family fixed-rate.................... $ 105,750   39.91%  $  67,449  42.54%   $  44,450  43.06%
   One- to four-family adjustable-rate...............   148,928   56.20      79,701  50.27       50,708  49.14
   Multifamily.......................................     1,286    0.49       1,114   0.70          932   0.90
   Commercial real estate............................     4,553    1.72       4,385   2.77        5,912   5.73
   Mixed use real estate.............................     1,792    0.68       1,953   1.23           --     --
   Land..............................................       384    0.14         387   0.24           16   0.02
                                                      --------- -------   --------- ------    --------- ------
    Total real estate loans..........................   262,693   99.14     154,989  97.75      102,018  98.85
                                                      --------- -------   --------- ------    --------- ------
Consumer and other loans:
   Lease financing...................................        --      --          --     --           17   0.02
   Home equity lines of credit and
   second mortgage loans.............................     2,202    0.83       3,395   2.14        1,007   0.98
   Other (1).........................................        79    0.08         168   0.11          151   0.15
                                                      --------- -------   --------- ------    --------- ------
   Total consumer and other loans....................     2,281    0.86       3,563   2.25        1,175   1.15
                                                      --------- -------   --------- ------    --------- ------
   Total loans....................................... $ 264,974  100.00%  $ 158,552 100.00%   $ 103,193 100.00%
                                                      ========= =======   ========= ======    ========= ======
Deduct:
   Non accrual/cost recovery.........................       --                   --                  --
   Deferred loan fees................................      (42)                 (50)                (68)
   Deferred discounts on loans.......................  (14,129)              (2,835)             (1,431)
   Allowance for loan losses.........................   (2,311)                (925)               (835)
                                                      --------            ---------            --------
Total................................................  (16,482)              (3,810)             (2,334)
                                                      --------            ---------            --------
Loans receivable, net................................ $248,492            $ 154,742            $100,859
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

                                     PART II




ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
                                                                                    Years ended December 31,
(Dollars in thousands, except per share data)             1997              1996             1995              1994          1993
Interest income                                      $    59,301         $  45,800        $  40,511        $  22,208      $  16,667
Interest expense                                          46,063            34,815           31,946           17,513         11,828
   Net interest income                                    13,238            10,985            8,565            4,695          4,839
Provision for loan losses                                    921               919            1,722              492            211
Non-interest income                                        4,093             2,756            3,777              175          1,157
General and administrative expenses                        9,042             8,375            5,561            3,503          2,997
Other non-interest operating expenses                      1,100               700              679              153            739
   Income before income taxes and cumulative
     effect of change in accounting principle              6,268             3,747            4,380              722          2,049
Income tax expense                                         1,657             1,195            1,660              182            842
Cumulative effect of change in
    accounting principle                                      --                --               --               --            170
   Net income                                        $     3,671         $   2,552        $   2,720        $     540      $   1,377
Earnings per share:
  Basic                                              $      1.68        $     1.25        $    1.33        $    0.31      $    1.06
  Diluted                                            $      1.14        $     1.16        $    1.33        $    0.31      $    1.06
At December 31,
Total assets                                         $ 1,100,352         $ 647,965        $ 553,943         $427,292      $ 220,301
Loans receivable, net                                    540,704           351,821          248,492          154,742        100,859
Mortgage-backed securities (a)                           340,313           184,743          234,385          236,464         80,782
Investment securities (a)                                 91,237            78,826           40,058           12,444         18,110
Deposits                                                 522,221           390,486          306,500          212,411        113,132
Advances from the FHLB                                   200,000           144,800          105,500           96,000         61,000
Securities sold under agreements to repurchase           279,909            57,581           93,905           79,613         29,642
Total stockholders equity                                 45,824            24,658           21,565           17,028         12,378
Financial ratios:
Return on average
   Total assets                                             0.45%             0.61%(c)        0.53%            0.17%           0.61%
   Stockholders' equity                                     9.17%            16.50%(c)       14.10%            3.17%          11.79%
Average stockholders'
   equity to average total assets                           4.92%             3.70%           3.77%            5.27%           5.20%
Total general and administrative expenses
    to total assets                                         0.82%             1.03%(c)        1.00%            0.82%           1.36%
Number of (b):
     Deposit accounts                                     25,507            16,506          12,919            8,564           2,932
     Full-time equivalent employees                           58                39              30               29              18
Total assets per employee (b)                           $ 18,972         $  16,614        $ 18,465        $  14,734       $  12,239

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




EARNINGS PERFORMANCE
Comparison of Operating Results for the Years Ended December 31, 1997 , 1996, and 1995

NET INCOME. Net income for fiscal year 1997 was $3.7 million compared to $2.6 million for fiscal year 1996. Net income for the year ended December 31, 1997 consisted primarily of $12.3 million in net interest income, $3.3 million in net gains on the sale of loans held for sale, mortgage-backed and investment securities, and trading assets offset by $10.1 million in non-interest expenses, $921,000 in provision for loan losses, and $1.7 million in income tax expenses. For fiscal year 1997, the Company's return on average assets and return on average equity was 0.45% and 9.17%, respectively. The Company's return on average assets and return on average equity has historically declined in years of capital raising. Based on 2,833,036 weighted average shares of common stock issued and outstanding as well as potentially dilutive securities, diluted earnings per share was $1.14.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1997 and 1996

(Dollars  in thousands)                                           1997                               1996

Assets
Cash and cash equivalents                                   $    92,156                         $    3,259
Trading securities                                               21,110                                 --
Investment securities available-for-sale                         91,237                             78,826
Mortgage-backed securities available-for-sale                   319,203                            184,743
Loans receivable held for sale                                  149,086                            166,064
Loans receivable, net                                           391,618                            185,757
Other assets                                                     35,942                             29,316
    Total assets                                              1,100,352                            647,965

Liabilities and Stockholders' Equity

Deposits                                                        522,221                            390,486
Advances from the Federal Home
  Loan Bank of Atlanta                                          200,000                            144,800
Securities sold under agreements to repurchase                  279,909                             57,581
Subordinated debt, net                                           29,614                             16,586
Other liabilities                                                13,212                             13,854
    Total liabilities                                         1,044,956                            623,307

Corporation--Obligated Mandatorily Redeemable
    Capital Securities of Subsidiary Trust
    Holding Solely Junior Subordinated
    Debentures of the Corporation                                 9,572                                 --

Commitments and contingencies                                        --                                 --

Stockholders' equity:

4% Cumulative Preferred Stock, $0.01 par value,
    500,000 shares authorized
    Series A,   18,850  issued and outstanding                    9,634                                --
    Series B,   4,050  issued and outstanding                     2,070                                --
    Series C,   7,000  issued and outstanding                     3,577                                --
Common stock, $0.01 par value, 8,500,000 shares authorized;
    2,229,161 and 2,049,500 issued and outstanding at
    December 31,1997 and 1996                                        22                                20
Additional paid-in capital                                       16,207                            14,637
Retained earnings                                                11,576                             7,905
Unrealized gain on securities
    available for sale,  net of tax                               2,738                             2,096
    Total stockholders' equity                                   45,824                            24,658
    Total liabilities and stockholders' equity               $1,100,352                          $647,965


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1997, 1996, and 1995


(Dollars in thousands, except per share data)                    1997                   1996                  1995
Interest income:
    Loans                                                      $34,729                $23,089              $ 17,726
    Mortgage-backed and related securities                      17,646                 17,955                20,205
    Investment securities                                        5,702                  4,690                 2,347
    Trading securities                                           1,124                    --                     --
    Other                                                          100                     66                   233
        Total interest income                                   59,301                 45,800                40,511
Interest expense:
    Deposits                                                    25,958                 21,357                17,033
    Advances from the Federal Home
      Loan Bank of Atlanta                                       9,885                  6,689                 5,985
    Repurchase agreements                                        6,941                  4,569                 6,839
    Subordinated debt                                            3,279                  2,200                 2,089
        Total interest expense                                  46,063                 34,815                31,946
           Net interest income                                  13,238                 10,985                 8,565
    Provision for loan losses                                      921                    919                 1,722
           Net interest income after
            provision for loan losses                           12,317                 10,066                 6,843
Non-interest income:
    Gain on sale of available for sale securities                  982                    935                 3,412
    Gain on sale of loans                                        1,148                    874                   232
    Gain on trading securities                                   1,204                     --                    --
    Fees, service charges, and other                               759                    947                   133
        Total non-interest income                                4,093                  2,756                 3,777
Non-interest expenses:
    General and administrative expenses:
        Compensation and employee benefits                       4,909                  3,690                 3,030
        SAIF assessment                                             --                  1,671                    --
        Other                                                    4,133                  3,014                 2,531
        Total general and administrative expenses                9,042                  8,375                 5,561
Other non-interest expenses:
    Net operating cost of real estate
      acquired through foreclosure                                 278                    238                   430
    Amortization of goodwill and other intangibles                 822                    462                   249
    Total other non-interest expenses                            1,100                    700                   679
    Total non-interest expenses                                 10,142                  9,075                 6,240
        Income before income tax expense and
                minority interest                                6,268                  3,747                 4,380
        Income tax expense                                       1,657                  1,195                 1,660
        Minority interest in subsidiary                            394                     --                    --
        Net income                                            $  4,217               $  2,552              $  2,720
        Preferred stock dividends                                  546                     --                    --
        Net income available to common stockholders           $  3,671               $  2,552              $  2,720
Earnings per share:
    Basic                                                    $    1.68              $    1.25              $   1.33
    Diluted (as revised)                                     $    1.14              $    1.16              $   1.33


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

13. EARNINGS PER SHARE (AS REVISED)

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

                                                       EPS Calculation

                                                      Income                 Shares             Per Share Amount
                                              -----------------------------------------------------------------------
                                                               For the Year Ended December 31, 1997
                                              -----------------------------------------------------------------------
Net income                                    $       4,216,826
less: preferred stock dividends                        (546,182)
                                              -----------------------
Basic earnings per share
Income available to common shareholders       $       3,670,644              2,191,455                $ 1.68
                                                                                              =======================
Options issued to management                                 --                255,135
Warrants                                                     --                250,410
Convertible preferred stock                             546,182              1,008,575
                                              ----------------------- -----------------------
Diluted earnings per share (as revised)       $       4,216,826              3,705,575                $ 1.14
                                              ======================= ======================= =======================
                                                               For the Year Ended December 31, 1996
                                              -----------------------------------------------------------------------
Basic earnings per share
Net income                                    $       2,552,044              2,049,500                $ 1.25
                                                                                              =======================
Options issued to management                                 --                 91,031
Warrants                                                     --                 62,544
Diluted earnings per share                    $       2,552,044              2,203,075                $ 1.16
                                              ======================= ======================= =======================
                                                               For the Year Ended December 31, 1995
                                              -----------------------------------------------------------------------
Basic earnings per share
Net income                                    $       2,719,875              2,049,500                $ 1.33
                                                                                              =======================
Options issued to management                                 --                  2,694
Diluted earnings per share                    $       2,719,875              2,052,194                $ 1.33
                                              ======================= ======================= =======================



14. INCOME TAXES

Income tax expense for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                             1997          1996         1995
                                                             ----          ----         ----
Current:   Federal                                       $  1,881       $  1,194       $ 2,038
           State                                              221            225           181
                                                         -------------------------------------
                                                            2,102          1,419         2,219
Deferred:  Federal                                           (398)           (78)         (474)
           State                                              (47)          (146)          (85)
                                                         -------------------------------------
                                                             (445)          (224)         (559)
Total:     Federal                                          1,483          1,116         1,564
           State                                              174             79            96
                                                         -------------------------------------
                                                         $  1,657       $  1,195        $1,660

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

                                                            Year Ended          Year Ended         Year Ended
                                                              12/31/97          12/31/96            12/31/95
                                                              --------          --------            --------
Net income:
    As reported                                              $ 3,671            $ 2,552             $ 2,720
    Pro forma                                                $ 2,629            $ 2,409             $ 2,684
Basic earnings per share:
    As reported                                              $  1.68            $  1.25             $  1.33
    Pro forma                                                $  1.20            $  1.18             $  1.31
Diluted earnings per share (as revised):
    As reported                                              $  1.14            $  1.16             $  1.33
    Pro forma                                                $  0.86            $  1.09             $  1.31


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

23. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Condensed quarterly financial data for the years ended December 31, 1997 and 1996 is shown as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended
                                                   Mar. 31,        June 30,      Sept. 30,        Dec. 31,
(Dollars in thousands except per share data)           1997           1997          1997              1997
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                     $12,837         $15,275       $14,821           $16,368
Interest expense                                      9,878          11,865        11,548            12,772



     Net interest income                              2,959           3,410         3,273             3,596
Provision for loan and lease losses                     243             308           120               250
Non-interest income                                     607           1,244         1,084             1,158
General and administrative expenses                   1,897           2,251         2,078             2,816
Other non-interest operating expenses                   208             202           260               430
     Income before income taxes
           and minority interest                      1,218           1,893         1,899             1,258
Income tax expense                                      355             618           709              (25)
Minority interest in subsidiary                           -              67           285                42
Net income                                              863           1,208           905             1,241
Preferred stock dividends                                60             162           162               162
     Net income after preferred stock dividends     $   803         $ 1,046       $   743           $ 1,079
Basic earnings per share                            $  0.38         $  0.48       $  0.33           $  0.48
Diluted earnings per share (as revised)             $  0.30         $  0.31       $  0.22           $  0.31

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended
                                                  Mar. 31,            June 30,     Sept. 30,         Dec. 31,
(Dollars in thousands except per share data)           1996               1996             1996       1996
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                     $11,131         $11,364       $11,871           $11,433
Interest expense                                      8,357           8,449         9,034             8,975
     Net interest income                              2,774           2,915         2,837             2,458
Provision for loan and lease losses                     419             200           125               175
Non-interest income                                     605             291           540             1,320
General and administrative expenses                   1,679           1,749         3,287             1,660
Other non-interest operating expenses                   300              81           247                71
     Income before income taxes                         981           1,176          (282)             1,872
Income tax expense                                      332             417          (220)               667
     Net income                                     $   649         $   759       $   (62)          $  1,205
Basic earnings per share                            $  0.32         $  0.37       $ (0.03)          $   0.59
Diluted earnings per share                          $  0.31         $  0.36       $ (0.03)          $   0.52

24. REVISION OF FINANCIAL STATEMENTS

In May 1998, the Company identified an error in the computation of the 1997 diluted earnings per share amount. The diluted earnings per share as previously computed was $1.49. The correct diluted earnings per share is $1.14. The income statement and affected footnotes have been restated to correct for this error.

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

         Report of Independent Public Accountants.

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

     21     Subsidiaries of the Registrant.******

     27.1   Financial Data Schedule

     99.1   Independent auditor's report of Arthur Andersen LLP.



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

******Previously filed.

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of TeleBanc Financial Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of TeleBanc Financial Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income (as revised, see Note 24), stockholders' equity, and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                                         /s/ Arthur Andersen LLP

Vienna, VA
February 20, 1998
(except with respect
to the matter discussed
in Note 24, as to which
the date is May 11, 1998)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 14th day of May, 1998.

                                                 TELEBANC FINANCIAL CORPORATION
                                                 ------------------------------
                                                             Registrant

                                                 By:    /s/ Aileen Lopez Pugh
                                                        ----------------------
                                                            Aileen Lopez Pugh
                                                       Executive Vice President-
                                                         Chief Financial Officer

                               INDEX TO FINANCIALS

         Report of Independent Public Accountants

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

      21          Subsidiaries of the Registrant.******

      27.1        Financial Data Schedule

      99.1        Independent auditor's report of Arthur Andersen LLP.

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

******Previously filed.

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of TeleBanc Financial Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of TeleBanc Financial Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income (as revised, see Note 24), stockholders' equity, and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                                         /s/ Arthur Andersen LLP

Vienna, VA
February 20, 1998
(except with respect to
the matter discussed in
Note 24, as to which the
date is May 11, 1998)