Form 10-K/A
period 1997-12-31
TELEBANC FINANCIAL CORP
filed 1998-05-15
CIK 920986

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

           AMENDMENT NO. 4 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                     Commission File Number:       33-76930

                         TELEBANC FINANCIAL CORPORATION
                         ------------------------------
                     (Exact name of registrant as specified
                                 in its charter)

                Delaware                                   13-3759196
                --------                                   ----------
     (State or other jurisdiction of                      (IRS Employer
       incorporation organization)                      Identification No.)

       1111 North Highland Street
          Arlington, Virginia                                 22201
          -------------------                                 -----
 (Address of principal executive office)                    (Zip Code)

                                 (703) 247-3700
                                 --------------
              (Registrant's telephone number, including area code)

           This fourth amendment to the Annual Report of TeleBanc Financial Corporation (the "Company") on Form 10-K/A is being filed to reflect the amendment and restatement of the following items in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998: Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation; Item 10, Directors and Executive Officers of the Company; and Item 14(c), Exhibits.


           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has adopted a branchless banking strategy through which it offers financial products and services to customers nationwide using alternative delivery platforms, including telephone, Internet, ATMs, facsimile and mail. Prior to its acquisition by members of present management in 1989, the Company operated as a traditional community savings bank. In 1989, management changed the Company's growth strategy using direct marketing to offer high value financial products and services, which generally offer higher interest rates or lower fees than those offered by traditional financial institutions.

     The Company primarily generates revenue in the form of net interest income and, to a lesser degree, non-interest income which includes fees and commissions for services and gains on the sale of assets. Net interest income is the "spread" or difference between the rates of interest earned on its loans and other interest-earning assets, and the rates of interest paid on its deposits and borrowed funds. Fluctuations in interest rates as well as volume and composition changes in interest-earning assets and interest-bearing liabilities may materially affect net interest income.

     The Company's asset acquisition strategy is to purchase pools of mortgages secured by one- to four-family residences and mortgage-related securities. The Company does not currently originate loans. The Company believes that by purchasing a seasoned and geographically diverse loan portfolio, it reduces expenses related to loan origination, and is able to actively manage credit quality risk.

     TeleBank manages its interest rate risk by analyzing the maturities and repricing of its deposits and other sources of funding, and seeking to match the maturities of these instruments with the maturities of the assets in its loan portfolio. In an effort to manage interest rate exposure, TeleBank uses various hedging techniques such as interest rate swaps, caps, swaptions, floors, collars and financial options. TeleBank actively monitors its interest rate sensitivity in a variety of interest rate environments.

     The Company plans to build the "TeleBank" franchise identity based on its high value savings and investment and other financial products, superior customer service and anywhere, anytime convenience. The Company believes that associating its brand name with its services and delivery channels will enable it to capture the growing market of customers who are increasingly relying on alternative channels for the delivery of their financial services. In pursuing this strategy, TeleBanc plans to increase significantly its marketing expenditures for the foreseeable future to implement a targeted, national advertising campaign and marketing initiative.

DFC ACQUISITION

     Consistent with its operating strategy, the Company has signed an agreement to acquire DFC, a thrift holding company and its federally chartered savings bank subsidiary, Premium Bank, in a transaction expected to be consummated in the summer of 1998, subject to regulatory approval. TeleBanc Financial is acquiring DFC because DFC has employed a direct marketing strategy similar to that of the Company, and thus presents the opportunity for the Company to acquire the deposits and customers of a financial institution without acquiring significant infrastructure. DFC currently operates from a single branch in New Jersey located approximately 30 miles outside of Philadelphia, Pennsylvania, and its customer and deposit base is concentrated in the Mid-Atlantic region of the United States. The Company does not intend to retain any significant portion of DFC's employees and intends to close DFC's single branch location. DFC also originates residential mortgage loans, although the Company intends to discontinue mortgage loan origination upon its acquisition of DFC. DFC also offers credit cards to its customers through a relationship with First Data Resources and Card Management Services. In 1998, in reliance upon DFC's existing credit card relationships, the Company also intends to offer its customers a co-branded credit card.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

     Total interest income increased by $5.3 million to $18.1 million for the three months ended March 31, 1998 from $12.8 million for the three months ended March 31, 1997, an increase of 41.4%. Total interest expense increased $4.6 million to $14.5 million for the three months ended March 31, 1998 from $9.9 million for the three months ended March 31, 1997, an increase of 46.6%. Non-interest income increased by $1.3 million to $1.9 million for the three months ended March 31, 1998 from $618,000 for the three months ended March 31, 1997, an increase of 215%, primarily as a result of increased income from the Company's loans held for sale portfolio, loan fees on the Company's loan portfolio, and sales of liquid securities. Non-interest expenses increased $2.1 million to $4.2 million for the three months ended March 31, 1998, compared to $2.1 million for the three months ended March 31, 1997, an increase of 99.7%, primarily attributable to marketing and operating expenses directly associated with TeleBank brand building and customer acquisition campaigns. Net income for the three months ended March 31, 1998 decreased $438,000 to $436,000, compared to $874,000 for the three months ended March 31, 1997, a decrease of 50%.

     With the anticipated consummation of the DFC Acquisition and a corresponding increase in assets of approximately $320 million, management maintained assets at relatively stable levels in the first quarter of 1998. As of March 31, 1998, assets totaled $1.0 billion, a $52.2 million decline, from the $1.1 billion level as of December 31, 1997. Cash and cash equivalents declined by $60.6 million to $31.6 million at March 31, 1998, from $92.2 million at December 31, 1997, a decrease of 65.7%. Trading securities, investment securities available for sale and mortgage-backed securities available for sale decreased by $5.4 million to $426.2 million at March 31, 1998 from $431.6 at December 31, 1997. Loans receivable, net increased $27.1 million to $418.7 million at March 31, 1998 from $391.6 million at December 31, 1997, an increase of 6.9%. Loans receivable held for sale decreased $10.7 million to $138.4 million at March 31, 1998 from $149.1 million at December 31, 1997. While the Company's corresponding liability levels also remained stable, deposits increased $38.3 million, or 7.3%, to $560.5 million at March 31, 1998 from $522.2 million at December 31, 1997 and retail customer accounts grew 4.6% from the prior quarter to approximately 22,000 at March 31, 1998. In the first quarter of 1998, the Company also sold brokered callable certificates of deposit, which totaled $42.3 million at March 31, 1998. FHLB advances and other borrowings declined by $133.5 million to $389.2 million at March 31, 1998 from $522.7 at December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

     Interest Income. Total interest income increased by $13.5 million to $59.3 million for the year ended December 31, 1997 from $45.8 million for the year ended December 31, 1996, an increase of 29.5%. This increase is due primarily to the $11.6 million increase in interest income on mortgages and other loans, an increase of 50.4% in 1997, principally due to a significant increase in the average loan balance during the period. Interest income on mortgage-backed and related securities decreased slightly to $17.6 million at December 31, 1997 from $18.0 million at December 31, 1996 largely as a result of a decline in the yield.

     Interest Expense. Total interest expense increased by $11.3 million to $46.1 million for the year ended December 31, 1997 from $34.8 million for the year ended December 31, 1996, an increase of 32.5%. The increase is attributable to both an increase in interest-bearing-liabilities and a slight increase in the average interest rate paid.

     Loan Loss Provision. The provision for loan losses is the annual cost of providing an allowance for estimated losses in the loan portfolio, and reflects management's judgment as to the reserve necessary to absorb loan losses based upon the Company's assessment of a number of factors, including its delinquent loan trends and historical loss experience, current and anticipated economic conditions, the mix of loans in the Company's portfolio, and the Company's internal credit review process. The provision for loan losses remained substantially unchanged at $921,000 for the year ended December 31, 1997, compared to $919,000 for the year ended December 31, 1996, despite a significant increase in the loan portfolio primarily because the Company historically has experienced a low level of net charge-offs due in part to its focus on residential mortgage assets. The ratio of net charge-offs to net average loans outstanding during 1997 was 0.06%, compared to 0.10% during 1996. Total loan loss allowance as a percentage of total non-performing loans was 31.0% as of December 31, 1997, compared to 26.3% as of December 31, 1996.

     Non-interest Income. Total non-interest income increased by $1.3 million to $4.1 million for the year ended December 31, 1997, from $2.8 million for the year ended December 31, 1996, an increase of 46.4%. Non-interest income increased primarily because the Company recognized $1.2 million of non-interest income as gain on trading securities during 1997. In addition, the Company recognized an $864,000 decline in equity investment primarily attributable to the write-off of the equity investment by TeleBank in AGT Mortgage Services, LLC, which had provided loan servicing services for a fee and ceased operations in July 1997.

     Non-interest Expenses. Total non-interest expenses, principally selling, general and administrative expenses, increased $1.1 million to $10.1 million for the year ended December 31, 1997, from $9.1 million for the year ended December 31, 1996, an increase of 11.0%. Selling, general and administrative expenses increased $600,000 to $9.0 million during 1997 from $8.4 million during 1996, an increase of 7.1%, primarily as a result of a $1.2 million increase in compensation and employee benefits in 1997. During 1996, the Company incurred a one-time $1.7 million assessment to recapitalize the SAIF. See
"Business -- Government Regulation." Other general and administrative expenses increased $1.1 million, principally as a result of increased marketing expenses to support a growing deposit base and the building of brand identity.

     Other non-interest expenses increased $1.1 million to $4.1 million during the year December 31, 1997 from $3.0 million during the year ended December 31, 1996, an increase of 36.7%, primarily as a result of increased advertising expenses, increased office occupancy costs and an increased amortization of purchased mortgage servicing rights.

     Income Tax Expense. Income tax expense for the year ended December 31, 1997 was $1.7 million, compared with $1.2 million for the year ended December 31, 1996. The Company's effective tax rate for 1997 was 26.4%, compared to 31.9% for 1996. The effective tax rate decreased largely as a result of an increase during 1997 in interest earned on municipal bonds, which generally were tax-exempt.

     Net Income. Net income for the year ended December 31, 1997 increased $1.1 million to $3.7 million from $2.6 million for the year ended December 31, 1996, an increase of 42.3%. 1997 net income consisted primarily of $12.3 million in net interest income, $3.3 million in net gain on the sale of trading securities, principally loans held for sale, and mortgage-backed and investment securities, which was offset by $10.1 million in non-interest expenses, $921,000 in provision for loan losses, and $1.7 million in income tax expense. The Company's return on average assets and return on average equity for the year ended December 31, 1997 were 0.45% and 9.17%, respectively.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

     Interest Income. Total interest income increased by $5.3 million to $45.8 million for the year ended December 31, 1996 from $40.5 million for the year ended December 31, 1995, an increase of 13.1%. The increase is due primarily to a $5.4 million increase in interest income on mortgages and other loans, an increase of 30.5% in 1996, principally due to a $77.3 million increase in the average loan balance during the period. Interest income on mortgage-backed securities held-to-maturity and available-for-sale decreased to $18.0 million at December 31, 1996 from $20.2 million at December 31, 1995 largely as a result of a decline in average balances.

     Interest Expense. Total interest expense increased by $2.9 million to $34.8 million for the year ended December 31, 1996 from $31.9 million for the year ended December 31, 1995, an increase of 9.1%. The increase is attributable to an increase in interest bearing-liabilities, offset in part by a decline in interest cost.

     Loan Loss Provision. The provision for loan losses declined to $919,000 for the year ended December 31, 1996, compared to $1.7 million for the year ended December 31, 1995 despite a significant increase in the size of the loan portfolio, primarily because the Company experienced a low level of actual net charge-offs due in part to its focus on residential mortgage assets. The total loan loss allowance as of December 31, 1996 was $3.0 million from $2.3 million at December 31, 1995, which were 0.80% and 0.90% of total loans outstanding at such dates, respectively. Total loan loss allowance as a percentage of total non-performing loans was 26.3% as of December 31, 1996, compared to 43.4% as of December 31, 1995.

     Non-interest Income. Total non-interest income declined by $1.0 million to $2.8 million for the year ended December 31, 1996, from $3.8 million for the year ended December 31, 1995, a decrease of 26.3%. Fees, service charges and other income increased by $756,000 in 1996, in large part as a result of fees collected on $2.8 million in purchased mortgage servicing rights, and gain on loans held for sale increased by $642,000 in 1996, which were primarily offset by an $870,000 decrease in mortgage-backed securities available for sale, a $924,000 decrease in investment securities available for sale and a $628,000 decrease in trading account income.

     Non-interest Expenses. Total non-interest expenses increased $2.9 million to $9.1 million for the year ended December 31, 1996 from $6.2 million for the year ended December 31, 1995, an increase of 46.8%. Selling, general and administrative expenses increased $2.8 million to $8.4 million for the year ended December 31, 1996 from $5.6 million for the year ended December 31, 1995, an increase of 50%, primarily because of the $1.7 million one-time SAIF assessment incurred in 1996. See "Business -- Government Regulation." In addition, compensation and employee expenses increased by $660,000 as a result of adding employees and higher performance-based bonuses, the TeleBank federal deposit insurance premium increased by $483,000, and administrative expenses generally increased as a result of an increased deposit base.

     Other non-interest expenses increased slightly because of an increase in amortization of purchased mortgage servicing rights, offset by a decline in real estate owned expense.

     Income Tax Expense. Income tax expense for the year ended December 31, 1996 was $1.2 million, compared with $1.7 million for the year ended December 31, 1995. The Company's effective tax rate for the year ended December 31, 1996 was 31.9%, compared to 37.9% for the year ended December 31, 1995.

     Net Income. Net income for the year ended December 31, 1996 decreased $168,000 to $2.6 million from $2.7 million for the year ended December 31, 1995, a decrease of 6.2%. Net income for the year ended December 31, 1996 included the one-time $1.7 million SAIF assessment. Excluding the one-time assessment, 1996 net income would have been $3.6 million. Net income consisted primarily of $11.0 million in net interest income and $1.8 million in net gain on the sale of trading securities, principally loans held for sale and mortgage-backed and investment securities, which was offset by $9.1 million in non-interest expenses, $919,000 in provision for loan losses, and $1.2 million in income tax expense. The Company's return on average assets and return on average equity for the year ended December 31, 1996 were 0.42% and 11.46%, respectively. Earnings per share, on a fully diluted basis, were $1.16 for 1996.

QUARTERLY RESULTS

     The following table sets forth certain selected unaudited quarterly financial data of the Company for each of the eight quarters in the period ended March 31, 1998. The consolidated financial data presented below have been prepared on a basis consistent with the Company's audited Consolidated Financial Statements included elsewhere in this Prospectus and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. This information should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto included elsewhere in this Prospectus. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                 THREE MONTHS ENDED
                              -----------------------------------------------------------------------------------------
                              JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                1996       1996        1996       1997        1997       1997        1997       1998
                              --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  DATA:
Interest income.............  $11,364     $11,871    $11,433     $12,837    $15,275     $14,821    $16,368     $18,071
Interest expense............    8,449       9,034      8,975       9,878     11,865      11,548     12,772      14,477
                              -------     -------    -------     -------    -------     -------    -------     -------
    Net interest income.....    2,915       2,837      2,458       2,959      3,410       3,273      3,596       3,594
Provision for loan losses...      200         125        175         243        308         120        250         250
Non-interest income.........      291         540      1,320         607      1,244       1,084      1,158       1,947
SG&A........................    1,749       3,287      1,660       1,897      2,251       2,078      2,816       3,889
Other non-interest operating
  expenses..................       81         247         71         208        202         260        430         315
                              -------     -------    -------     -------    -------     -------    -------     -------
Income before income taxes
  and minority interest.....    1,176        (282)     1,872       1,218      1,893       1,899      1,258       1,087
Income tax expense..........      417        (220)       667         355        618         709        (25)        475
Minority interest in
  subsidiary................       --          --         --          --         67         285         42         176
                              -------     -------    -------     -------    -------     -------    -------     -------
Net income..................      759         (62)     1,205         863      1,208         905      1,241         436
Preferred stock dividends...       --          --         --          60        162         162        162         162
Net income available to
  common stockholders.......  $   759     $   (62)   $ 1,205     $   803    $ 1,046     $   743    $ 1,079     $   274
                              =======     =======    =======     =======    =======     =======    =======     =======
Basic earnings per share....  $  0.37     $ (0.03)   $  0.59     $  0.38    $  0.48     $  0.33    $  0.48     $  0.12
Diluted earnings per
  share.....................     0.36       (0.03)      0.52        0.30       0.44        0.30       0.40        0.10

     The Company's quarterly results of operations may be subject to significant fluctuations due to several factors, including interest rate fluctuations, economic factors, the level of marketing expenditures to implement the Company's growth strategy, the performance of the Company's loan portfolio and other interest-earning assets, retention and growth of deposits, and other factors. The Company anticipates that its operating expenses, principally marketing and compensation expenses, will increase significantly for the foreseeable future. If the Company's net interest income in any quarter does not increase correspondingly, the Company's results of operations for that quarter would be materially adversely affected. Accordingly, the Company does not believe that quarter-to-quarter comparisons of the results of operations are meaningful and the results of operations in any particular quarter should not be relied upon as necessarily indicative of future performance.

FINANCIAL CONDITION

     The Company's total assets increased by $452.0 million to $1.1 billion at December 31, 1997 from $648.0 million at December 31, 1996, an increase of 69.8%. The growth in total assets is primarily the result of a $188.9 million increase in loans receivable and a $134.5 million increase in mortgage-backed securities. The primary sources of funds for this growth in assets were deposits and borrowings.

     Loans receivable, net and loans receivable held for sale, increased $188.9 million to $540.7 million at December 31, 1997 from $351.8 million at December 31, 1996, an increase of 53.7%. The increase reflects whole loan purchases of $342.9 million, offset in part by $95.1 million of principal repayments and $60.7 million of loans sold in 1997. During 1996, the Company recorded whole loan purchases of $183.1 million, offset in part by $50.2 million of principal repayments and $27.1 million of loans sold. In mid-1996, as part of a change in its loan investment strategy, the Company reclassified certain loans as "loans held for sale." Loans held for sale generally are susceptible to sale after restructuring or credit enhancement and are recorded at the lower of cost or market.

     Mortgage-backed securities available-for-sale increased $134.5 million to $319.2 million at December 31, 1997 from $184.7 million at December 31, 1996, an increase of 72.8%. Investment securities available-for-sale increased $12.4 million to $91.2 million at December 31, 1997 from $78.8 million at December 31, 1996, an increase of 15.7%. These securities are held for liquidity purposes and the increases in these categories of assets is consistent with the overall growth of the Company's assets in 1997.

     Deposits increased $131.7 million to $522.2 million at December 31, 1997 from $390.5 million at December 31, 1996, an increase of 33.7%, largely as a result of the Company's continued targeted marketing efforts to attract money market accounts and CDs. During the year ended December 31, 1997, approximately $25.9 million of interest was credited to deposit accounts and deposits exceeded withdrawals by $105.8 million, resulting in the net overall increase in deposits. During 1997, the Company completed a systems conversion to an integrated platform for marketing, deposit operations, and accounting and finance, to support future growth and the introduction of new products and services.

     FHLB advances increased $55.2 million to $200.0 million at December 31, 1997, from $144.8 million at December 31, 1996, an increase of 38.1%. Other borrowings, composed of securities sold under agreements to repurchase, increased $222.3 million, to $279.9 million at December 31, 1997 from $57.6 million at December 31, 1996, an increase of 385.9%. At December 31, 1997, subordinated debt, net of original issue discount, consisting of the 9.5% Senior Subordinated Debentures of the Company (the "9.5% Subordinated Debentures") issued in February 1997, and the 11.5% Subordinated Debentures of the Company (the "11.5% Subordinated Debentures" and, together with the 9.5% Subordinated Debentures, the "Subordinated Debentures") issued by the Company in the second quarter of 1994, totaled $29.6 million. In June 1997, the Company formed TCT I for the purpose of offering and selling in a private placement an aggregate of $10.0 million in shares of Capital Securities, Series A, which have an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997.

     Stockholders' equity increased $21.1 million to $45.8 million at December 31, 1997 from $24.7 million at December 31, 1996. The increase is the result of the receipt of $15.3 million in proceeds from the issuance of the Preferred Stock in February 1997, the receipt of $1.5 million from the issuance of 162,461 shares of Common Stock in February 1997 in exchange for the assets of Arbor Capital Partners Inc., a former affiliate of the Company, $4.6 million in net income, and an unrealized gain on securities available for sale of $642,000, net of taxes, in 1997, which increased the Company's stockholders' equity, but did not impact the Company's results of operations.

LIQUIDITY

     Liquidity represents the Company's ability to raise funds to support asset growth, fund operations and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to otherwise meet its ongoing obligations. During the past three years, the Company has met its liquidity needs primarily through financing activities, consisting principally of increases in core deposit accounts, maturing short-term investments, loans and repayments of investment securities, and to a lesser extent, sales of loans or securities. The Company believes that it will be able to renew or replace its funding sources at then existing market rates, which may be higher or lower than current rates. Pursuant to applicable OTS regulations, TeleBank is required to maintain an average liquidity ratio of 5.0% of certain borrowings and its deposits, which requirement it fully met during 1997 and 1996. Effective November 24, 1997, this requirement has been lowered to 4.0%. See "Business -- Government Regulation -- Liquidity Requirements."

     The Company seeks to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, accounts that maintain a relatively high balance and time deposit accounts provide a relatively stable source of funding. At March 31, 1998, the average account balance at TeleBank was $24,000, and the average customer maintained 1.8 accounts with TeleBank, which the Company believes are relatively high statistics compared to the customer and account base at most traditional depository institutions. Deposits increased $38.3 million to $560.5 million an increase of 7.3% during the three months ended March 31, 1998. Retail customer accounts increased 4.6% from the prior quarter to approximately 22,000 accounts at March 31, 1998. Savings deposits increased $11.7 million to $123.6 million during the year ended

December 31, 1997, an increase of 10.5%. CDs increased $120.0 million to $ 398.6 million during the year ended December 31, 1997, an increase of 43.1%.

     The following table shows the changes in deposits for each of the periods indicated:

                                                                                           THREE
                                                                                          MONTHS
                                                         YEAR ENDED DECEMBER 31,           ENDED
                                                    ----------------------------------   MARCH 31,
                                                        1995         1996       1997       1998
                                                    ------------   --------   --------   ---------
(Dollars in thousands)                                                                   (UNAUDITED)
Balance at beginning of period....................    $212,411     $306,500   $390,486   $522,221
Deposits in excess of withdrawals.................      76,866       62,629    105,777     30,278
Interest credited on deposits.....................      17,223       21,357     25,958      8,055
                                                      --------     --------   --------   --------
Balance at end of period..........................    $306,500     $390,486   $522,221   $560,554
                                                      ========     ========   ========   ========

     The Company also relies upon borrowed funds to provide liquidity. The Company's total borrowings increased $277.5 million to $ 479.9 million at December 31, 1997, an increase of 137.1%. Advances from the FHLB increased $55.2 million to $200.0 million during 1997, an increase of 38.1%. Securities sold under agreements to repurchase increased $222.3 million to $279.9 million at December 31, 1997, an increase of 386.1%. At December 31, 1997, TeleBank had approximately $154.0 million in additional borrowing capacity.

     At December 31, 1997, the Company had outstanding approximately $31.0 million face amount of 11.5% Subordinated Debentures and 9.5% Subordinated Debentures. In addition, at the same date, the Company also had outstanding $10.0 million face amount of the TCT I Junior Subordinated Debentures and $16.2 million of Preferred Stock. The Company's aggregate annual interest expense on the Subordinated Debentures and the TCT I Junior Subordinated Debentures is $4.4 million and the annual dividend payment on the cumulative preferred stock is $648,000. Subject to the approval of the OTS and compliance with federal regulations, TeleBank pays a dividend to the Company semi-annually in an amount equal to the aggregate debt service and dividend obligations. Under the terms of the indenture pursuant to which the 11.5% Subordinated Debentures were issued and the terms of the 9.5% Subordinated Debentures, the Company presently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $3.3 million, which represents 100% of the aggregate interest expense for one year on both the 1994 Subordinated Debentures and the TCT I Junior Subordinated Debentures. The Company had $48.6 million in liquid assets at December 31, 1997.

CAPITAL

     At March 31, 1998, TeleBank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for "well-capitalized" institutions under OTS regulations.

     The following table sets forth TeleBank's regulatory capital levels at March 31, 1998 in relation to the regulatory requirements in effect at that date. The information below is based upon the Company's understanding of the regulations and interpretations currently in effect and may be subject to change.

                                                                                         REQUIRED TO BE WELL
                                                                    REQUIRED FOR          CAPITALIZED UNDER
                                                                      CAPITAL             PROMPT CORRECTIVE
                                                ACTUAL           ADEQUACY PURPOSES        ACTION PROVISIONS
                                            ---------------      ------------------      --------------------
                                            AMOUNT    RATIO       AMOUNT     RATIO         AMOUNT      RATIO
(Dollars in thousands)                      -------   -----      ---------   ------      ----------   -------
As of December 31, 1996:
    Core Capital (to adjusted tangible
       assets)............................  $31,726    5.08      >$24,999    > 4.0        >$31,248     > 5.0
    Tangible Capital (to tangible
       assets)............................   31,711    5.07      >  9,374    > 1.5             N/A       N/A
    Tier I Capital (to risk weighted
       assets)............................   31,726    9.69           N/A      N/A        > 19,654     > 6.0
    Total Capital (to risk weighted
       assets)............................   34,104   10.41%     > 26,205    > 8.0%       > 32,756    > 10.0%
As of December 31, 1997:
    Core Capital (to adjusted tangible
       assets)............................  $52,617    5.06      >$41,606    > 4.0        >$52,008     > 5.0
    Tangible Capital (to tangible
       assets)............................   52,608    5.06      > 15,602    > 1.5             N/A       N/A
    Tier I Capital (to risk weighted
       assets)............................   52,617   11.25           N/A      N/A        > 28,057     > 6.0
    Total Capital (to risk weighted
       assets)............................   55,701   11.91%     > 37,409    > 8.0%       > 46,761    > 10.0%
As of March 31, 1998 (Unaudited):
    Core Capital (to adjusted tangible
       assets)............................  $54,533    5.48      >$39,783    > 4.0        >$49,728     > 5.0
    Tangible Capital (to tangible
       assets)............................   54,526    5.48      > 14,918    > 1.5             N/A       N/A
    Tier I Capital (to risk weighted
       assets)............................   54,533   11.00           N/A      N/A        > 29,844     > 6.0
    Total Capital (to risk weighted
       assets)............................   57,859   11.60%     > 39,792    > 8.0%       > 49,739    > 10.0%

RATE/VOLUME TABLE

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

                                         1996 VS. 1995                  1997 VS. 1996          MARCH 31, 1998 VS. MARCH 31, 1997
                                  INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                 -----------------------------   ---------------------------   ----------------------------------
                                 VOLUME      RATE      TOTAL     VOLUME     RATE      TOTAL    VOLUME         RATE         TOTAL
        (In thousands)           -------   --------   --------   -------   -------   -------   -------       ------       -------
                                                                                                          (UNAUDITED)
Interest-earning assets:
    Loans receivable, net(1)...  $ 6,333   $   (968)  $  5,365   $12,732   $(1,092)  $11,640   $3,060        $(267)       $2,793
    Mortgage-backed and related
      securities...............   (9,307)    (9,307)   (18,614)       --        --        --       --           --            --
    Investment securities(2)...       16       (134)      (118)      220       (27)      193       44          (26)           18
    Mortgage-backed and related
      securities available for
      sale.....................   16,404        (45)    16,359       373      (682)     (309)   1,440         (171)        1,269
    Investment securities
      available for sale(3)....    2,194       (305)     1,889       809         8       817      476           31           507
    Federal funds sold.........        2         (8)        (6)       54         2        56      (10)           4            (6)
    Trading account............       17       (185)      (168)      562       562     1,124      275          274           549
                                 -------   --------   --------   -------   -------   -------   ------        -----        ------
        Total interest-earning
          assets...............  $15,659   $(10,952)  $  4,707   $14,750   $(1,229)  $13,521   $5,285        $(155)       $5,130
                                 -------   --------   --------   -------   -------   -------   ------        -----        ------
Interest-bearing liabilities:
    Savings deposits...........  $ 2,803   $   (100)  $  2,703   $ 1,111   $   454   $ 1,565   $   43        $  18        $   61
    Time deposits..............    2,208       (596)     1,612     3,315      (279)    3,036    2,567           10         2,577
    FHLB advances..............      972       (292)       680     2,400       796     3,196      384           71           455
    Other borrowings...........   (1,778)      (446)    (2,224)    2,838      (466)    2,372    1,073           46         1,119
    Subordinated debt..........       --        112        112     1,207      (128)    1,079      257          (20)          237
                                 -------   --------   --------   -------   -------   -------   ------        -----        ------
        Total interest-bearing
          liabilities..........    4,205     (1,322)     2,883    10,871       377    11,248    4,324          125         4,449
                                 -------   --------   --------   -------   -------   -------   ------        -----        ------
Change in net interest
  income.......................  $11,454   $ (9,630)  $  1,824   $ 3,879   $(1,606)  $ 2,273   $  961        $(280)       $  681
                                 =======   ========   ========   =======   =======   =======   ======        =====        ======

---------------
(1) Includes mortgage and other loans.
(2) Includes interest-bearing deposits, repurchase agreements, investment securities held to maturity, and FHLB stock.
(3) Interest income and average yields on municipal bonds, included in investment securities, are presented on a tax equivalent basis.

YIELD TABLE

     The following table presents certain consolidated balance sheet data, income and expense and related interest yields and rates at December 31, 1997, and for each of the preceding three years and for the three months ended March 31, 1998 as set forth below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which is traditionally used as an indication of the profitability of a savings institution. Another indicator of an institution's profitability is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

                                                                                                                 MARCH 31,
                            1996                                1997                               MARCH 31,       1998
                          AVERAGE    INTEREST     AVERAGE     AVERAGE    INTEREST     AVERAGE        1998         AVERAGE
                          BALANCE    INC./EXP    YIELD/COST   BALANCE    INC./EXP.   YIELD/COST     BALANCE       BALANCE
                          --------   ---------   ----------   --------   ---------   ----------   -----------   -----------
(Dollars in thousands)
                                                                                                  (UNAUDITED)   (UNAUDITED)
Interest-earning assets:
   Loans receivable,
     net................  $279,038    $23,089        8.28%    $441,819    $34,729        7.86%    $  557,057     $545,827
   Mortgage-backed &
     related
     securities.........        --         --          --           --         --          --             --           --
   Investment
     securities.........    12,841        871        6.79       16,203      1,064        6.48         38,874       14,859
   Mortgage-backed &
     related securities,
     available for
     sale...............   221,656     17,955        8.10      226,064     17,646        7.81        260,152      271,001
   Investment
     securities,
     available for
     sale...............    61,169      3,959        6.47       73,649      4,776        6.49        123,963      109,270
   Federal funds sold...       842         44        5.22        1,844        100        5.37             --          951
   Trading account......        --         --          --       12,581      1,124        8.81         42,129       29,672
                          --------    -------      ------     --------    -------      ------     ----------     --------
       Total interest-
         earning
         assets.........  $575,546    $45,918        7.98%    $772,160    $59,439        7.70%    $1,022,175     $971,580
Non-interest earning
 assets.................    26,929                              41,465                                25,978       27,382
                          --------                            --------                            ----------     --------
       Total assets.....  $602,475                            $813,625                            $1,048,153     $998,962
                          ========                            ========                            ==========     ========
Interest-bearing
 liabilities:
   Savings deposits.....  $ 99,346    $ 4,815        4.85%    $120,901    $ 6,380        5.28%    $  123,435     $123,391
   Time deposits........   258,870     16,542        6.39      311,740     19,578        6.28        437,119      416,702
   Brokered callable
     certificates of
     deposit............        --         --          --           --         --          --         42,286       22,720
   FHLB advances........   120,678      6,689        5.54      160,681      9,885        6.07        190,000      177,055
   Other borrowings.....    68,154      4,569        6.70      117,515      6,941        5.83        153,970      163,059
   Subordinated debt,
     net................    17,250      2,200       12.75       27,434      3,279       11.95         29,672       29,944
                          --------    -------      ------     --------    -------      ------     ----------     --------
       Total interest-
         bearing
         liabilities....  $564,298    $34,815        6.14%    $738,271    $46,063        6.21%    $  976,482     $932,871
                          --------    -------      ------     --------    -------      ------     ----------     --------
Non-interest-bearing
 liabilities............    15,900                              25,719                                15,605       23,591
                          --------                            --------                            ----------     --------
       Total
         liabilities....  $580,198                            $763,990                            $  992,087     $956,462
       Trust preferred
         securities.....        --                               9,597                                 9,526           --
       Total
         stockholders'
         equity.........    22,277                              40,038                                46,540       42,500
                          --------                            --------                            ----------     --------
Total liabilities and
 stockholders' equity...  $602,475                            $813,625                            $1,048,153     $998,962
                          ========                            ========                            ==========     ========
Excess of
 interest-earning assets
 over interest-bearing
 liabilities/net
 interest income........  $ 11,248    $11,103                 $ 33,889    $13,376                 $   45,693       38,709
                          ========    =======                 ========    =======                 ==========     ========
Net interest spread.....                             1.84%                               1.49%
Net interest
 margin(1)..............                             1.94%                               1.73%
                                                   ======                              ======
Ratio of
 interest-earning assets
 to interest-bearing
 liabilities............                           101.99%                             104.59%
                                                   ======                              ======

                          INTEREST      AVERAGE
                          INC./EXP.    YIELD/COST
                         ----------   ------------
(Dollars in thousands)
                          (UNAUDITED)   (UNAUDITED)
Interest-earning assets:
   Loans receivable,
     net................    $10,358         7.59%
   Mortgage-backed &
     related
     securities.........         --           --
   Investment
     securities.........        246         6.68
   Mortgage-backed &
     related securities,
     available for
     sale...............      5,074         7.49
   Investment
     securities,
     available for
     sale...............      1,736         6.35
   Federal funds sold...         14         5.82
   Trading account......        549         7.41
                            -------       ------
       Total interest-
         earning
         assets.........    $17,977         7.40%
Non-interest earning
 assets.................
       Total assets.....
Interest-bearing
 liabilities:
   Savings deposits.....    $ 1,629         5.36%
   Time deposits........      6,433         6.26
   Brokered callable
     certificates of
     deposit............        374         6.67
   FHLB advances........      2,718         6.14
   Other borrowings.....      2,385         5.85
   Subordinated debt,
     net................        880        11.75
                            -------       ------
       Total interest-
         bearing
         liabilities....    $14,419         6.23%
                            -------       ------
Non-interest-bearing
 liabilities............
       Total
         liabilities....
       Trust preferred
         securities.....
       Total
         stockholders'
         equity.........
Total liabilities and
 stockholders' equity...
Excess of
 interest-earning assets
 over interest-bearing
 liabilities/net
 interest income........      3,558
                            =======
Net interest spread.....                    1.17%
Net interest
 margin(1)..............                    1.47%
                                          ======
Ratio of
 interest-earning assets
 to interest-bearing
 liabilities............                  104.15%
                                          ======

---------------
(1) Net interest margin is the ratio of annualized net interest income to average interest-earning assets.

     As a result of the Company's strategy of offering high value savings and investment products through alternative distribution channels, the Company's interest rate spread is lower than that of traditional depository institutions. The Company's interest rate spread was 1.84%, 1.49%, and 1.17% for 1996, 1996, and the three month period ended March 31, 1998, respectively. The Company's net interest margin on interest-earning assets for such periods was 1.94%, 1.73%, and 1.47%, respectively.

INTEREST RATE SENSITIVITY MANAGEMENT

     The Company actively monitors its net interest rate sensitivity position. Effective interest rate sensitivity management seeks to ensure that net interest income and the market value of equity are protected from the impact of changes in interest rates.

     The Company employs an interest rate risk management process that allows risk-taking within well-defined limits. The Company has implemented a risk measurement guideline employing "market value of equity" and "gap" methodologies and other measures. By actively managing the maturities of its interest-sensitive assets and liabilities, the Company seeks to maintain relatively consistent net interest spreads and mitigate much of the interest rate risk associated with such assets and liabilities.

     The Company's policy seeks to reduce the variability of the market value of its equity in a variety of interest rate environments. The Company uses the concept of fair value of equity (FVE), which represents the net fair value of the Company's financial assets and liabilities, including off-balance sheet hedges, and monitors the sensitivity of changes in its FVE with respect to various interest rate environments. The Company seeks to maximize net interest income, while limiting changes in the FVE within changing interest rate environments to prescribed levels deemed acceptable by the Company. The Company utilizes sensitivity analysis to evaluate the rate and extent of changes to its FVE in various market environments.

     The Company utilizes interest rate swaps, caps, swaptions, floors, collars, financial options and other mortgage derivative products to reduce the variability of FVE and its overall interest rate risk exposure. The Company's Board of Directors prohibits the use of the aforementioned financial instruments for speculative purposes.

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

     The following table sets forth an interest rate sensitivity analysis for the Company at March 31, 1998.

                                                           REPRICING     REPRICING    REPRICING
                                 BALANCE AT                 WITHIN        WITHIN       WITHIN      REPRICING
                                 MARCH 31,    PERCENT         0-3          4-12          1-5       MORE THAN
                                    1998      OF TOTAL      MONTHS        MONTHS        YEARS       5 YEARS
                                 ----------   --------    -----------    ---------    ---------    ---------
                                                               (In thousands)
Interest-earning assets:.......
    Loans receivable, net......  $  557,057     54.50%    $    67,409    $ 176,729    $ 226,467    $ 86,452
    Mortgage-backed securities,
      available for sale and
      trading..................     302,281     29.57          61,891       81,073       83,260      76,057
    Investment securities
      available for sale,
      interest-bearing accounts
      and FHLB stock...........     162,837     15.93          72,892          371       46,192      43,382
                                 ----------    ------     -----------    ---------    ---------    --------
    Total interest-earning
      assets...................   1,022,175    100.00%        202,192      258,173      355,919     205,891
                                               ======
Non-interest-earning assets:...      25,978
                                 ----------
    Total assets...............  $1,048,153
                                 ==========
Interest-bearing liabilities:
    Savings deposits...........  $  123,435     12.64%    $   123,435    $      --    $      --    $     --
    Time deposits..............     479,405     49.09          31,241      158,061      287,413       2,690
    FHLB advances..............     190,000     19.46         180,000       10,000           --          --
    Other borrowings...........     153,970     15.77         153,970           --           --          --
    Subordinated debt..........      29,672      3.04              --           --       29,672          --
                                 ----------    ------     -----------    ---------    ---------    --------
    Total interest-bearing
      liabilities..............     976,482    100.00%        488,646      168,061      317,085       2,690
                                               ======
Non-interest-bearing
  liabilities..................      15,605
                                 ----------
    Total liabilities..........     992,087
    Total trust preferred......       9,526
Stockholders' equity...........      46,540
                                 ----------
Total liabilities and
  stockholders' equity.........  $1,048,153
                                 ==========
Periodic repricing difference
  (periodic gap)...............                           $  (286,454)   $  90,112    $  38,834    $203,201
Cumulative repricing difference
  (cumulative gap).............                           $  (286,454)   $(196,342)   $(157,508)   $ 45,693
Cumulative gap to total
  assets.......................                                 (27.3)%      (18.7)%      (15.0)%       4.4%
Cumulative gap to total assets
  hedge affected(1)............                                  (6.5)%        2.3%       (12.5)%       4.4%

---------------
(1) The hedge effected cumulative gap to total assets includes the effect of hedging instruments on the Company's gap at March 31, 1998. For purposes of determining the effect of such hedging instruments, interest rate swap agreements are treated as part of the hedged liability; hence, the cash flows from the swap and the hedged asset or liability are netted and the resulting cash flows are used in the gap calculation. Interest rate cap agreements also are treated as part of the hedged asset or liability and weighted by the market's estimate of the likelihood the cap strike will be met or exceeded. The estimated net cash flows are used in the gap calculations.

     Shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionately as interest rates change. Based on the Company's projected March 31, 1998 simulation analysis, and excluding TeleBank's trading portfolio, the Company estimates that a hypothetical instantaneous 100 basis point rise in rates would cause FVE to decrease by 0.50%.

IMPACT OF INFLATION AND CHANGING PRICES

     The impact of inflation on the Company is different from the impact on an industrial company because substantially all of the assets and liabilities of the Company are monetary in nature and interest rates and inflation rates do not always move in concert. A bank's asset and liability structure differs significantly from that of industrial companies in that virtually all assets and liabilities are of a monetary nature. Management believes that the impact of inflation on financial results depends upon the Company's ability to manage interest rate sensitivity and, by such management, reduce the inflationary impact upon performance. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on the operating expenses of the Company. However, the actual effect of inflation on the net interest income of the Company would depend on the extent to which the Company was able to maintain a spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, which would depend to a significant extent on its asset-liability sensitivity. As discussed above, management seeks to manage the relationship between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. The effect of inflation on the Company's results of operations for the past three years has been minimal.

YEAR 2000 ISSUES

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems include various software packages licensed to the Company by outside vendors and a client server core processing system which are run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's core processing software vendor and the majority of the vendors which have been contacted have indicated that their hardware and/or software are Year 2000 compliant. Testing will be performed for compliance. Although the Company may incur additional expenses during the next two years to confirm Year 2000 compliance and to remedy problems, if any, the Company does not anticipate that such expenditures will be material or that Year 2000 compliance will otherwise have a material effect on the Company's financial condition or results of operations. See "Risk Factors -- Year 2000 Compliance."

CHANGES IN ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" were issued in June 1997. SFAS 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. SFAS 131 requires the reporting of selected segmented information in quarterly and annual reports. The Company implemented SFAS No. 130 effective for the first quarter of 1998 and will implement SFAS No. 131 effective for the year ending December 31, 1998. The Company does not anticipate any material financial impact from the implementation of SFAS Nos. 130 and 131.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table lists the current directors, executive officers and certain key employees of the Company:

                 NAME                   AGE                  POSITION
                 ----                   ---                  --------
David A. Smilow.......................  36    Chairman of the Board of Directors
Mitchell H. Caplan....................  40    Vice Chairman of the Board of
                                              Directors, Chief Executive Officer and
                                              President
Aileen Lopez Pugh.....................  30    Executive Vice President, Chief
                                              Financial Officer
Laurence Greenberg....................  36    Executive Vice President, Chief
                                              Marketing Officer
Michael Opshal........................  35    Executive Vice President, Chief Credit
                                              Officer
Sang-Hee Yi...........................  34    Executive Vice President, Chief
                                              Operating Officer
David R. DeCamp.......................  38    Director
Arlen W. Gelbard......................  40    Director
Dean C. Kehler........................  41    Director
Steven F. Piaker......................  35    Director
Mark Rollinson........................  61    Director

     David A. Smilow has served as the Chairman of the Board of Directors since March 1994 and as Chief Executive Officer of the Company from March 1994 to April 1998. He has also served as the Chairman of the Board of Directors of TeleBank since January 1994 and as Chief Risk Management Officer of TeleBank since February 1996. Prior to January 1994, Mr. Smilow served as President of TeleBank. Mr. Smilow also serves as President of TCM. Mr. Smilow is the brother-in-law of Mr. Opsahl.

     Mitchell H. Caplan has served as the Vice Chairman of the Board of Directors and President of the Company since January 1994 and has served as Chief Executive Officer of the Company since April 1998. Mr. Caplan has also served as Vice Chairman, President and Chief Executive Officer of TeleBank since January 1994. Mr. Caplan also serves as Vice President of TCM. From 1990 until December 1993, Mr. Caplan was a member of the law firms of Danziger & Caplan and Zuckerman & Gore, where he represented and advised private and public commercial institutions.

     Aileen Lopez Pugh has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company and TeleBank since August 1994. Prior to joining management of the Company and TeleBank, Ms. Pugh served as a director from April 1993 to August 1994. From December 1993 to May 1994, she served as a consultant to MET Holdings in connection with the organization of the Company and its initial public offering.

     Laurence Greenberg has served as Executive Vice President and Chief Marketing Officer of the Company and TeleBank since 1995 where he is responsible for developing and implementing the Company's marketing strategy and overseeing the call center and deposit operations functions. From October 1994 to 1995, Mr. Greenberg served as Senior Vice President of Marketing. Prior to joining management of the Company and TeleBank, Mr. Greenberg served as consultant to TeleBank between April and September 1994. From 1993 to April 1994, Mr. Greenberg was a Senior Associate at T.H. Land Research Group, Inc., a marketing research company serving direct marketing companies. From 1989 to 1993, Mr. Greenberg was a Marketing Manager for specialty publications with Capital Cities/ABC, Inc.

     Michael Opsahl has served as Executive Vice President and Chief Credit Officer since 1990, responsible for the development of the loan acquisition process, including the acquisition and pricing of loans and the swapping of purchased loan pools for mortgage-backed securities. Prior to joining the Company, Mr. Opsahl served as a trading assistant at the Federal Home Loan Mortgage Corporation. Mr. Opsahl is the brother-in-law of Mr. Smilow.

     Sang-Hee Yi has served as Executive Vice President and Chief Operating Officer since April 1996, responsible for operations and regulatory compliance. Prior to serving in her current position, Ms. Yi served as the compliance officer of the Company. From 1986 to April 1994, she was a federal thrift regulator at the OTS.

     David R. DeCamp has served as a director of the Company since its formation in March 1994 and as a director of TeleBank since July 1992. Mr. DeCamp is a Senior Vice President of Grubb & Ellis, a commercial real estate broker. From 1988 to 1996, Mr. DeCamp was a commercial real estate broker with Cassidy & Pinkard, Inc. Mr. DeCamp is the Chairman of the Audit and Compliance Committees of the Company and TeleBank, respectively.

     Arlen W. Gelbard has served as a director of the Company and TeleBank since April 1996. Mr. Gelbard is a member of the law firm of Hofheimer Gartlir & Gross, LLP, New York, New York where he specializes in transactional real estate, lending, leasing, foreclosures and workouts since 1982. Mr. Gelbard is the Chairman of the Compensation Committee of each of the Company and TeleBank. On June 30, 1998, Mr. Gelbard will join the Company as its General Counsel and resign his position as a director of the Company.

     Dean C. Kehler has served as a director of the Company and TeleBank since March 1997. Mr. Kehler has been a Managing Director of CIBC Wood Gundy Securities, a subsidiary of CIBC World Markets, and co-head of the High Yield Group since August 1995. From February 1990 to August 1995, Mr. Kehler was a founding partner and Managing Director of The Argosy Group, L.P., which was acquired by CIBC Wood Gundy Securities in August 1995.

     Steven F. Piaker has served as a director of the Company and TeleBank since March 1997. Since January 1997, Mr. Piaker has been a Senior Vice President of Conning & Company, a provider of asset management, private equity capital, corporate finance services and research to the insurance and financial services industries, which he joined in 1994. From September 1992 to June 1994, Mr. Piaker served as a Senior Vice President of Conseco, Inc. where he was involved in company-sponsored leveraged buyouts and private placements in the insurance industry.

     Mark Rollinson has served as a director of the Company since its formation in March 1994 and as a director of TeleBank since 1992. He has been a self-employed attorney in Leesburg, Virginia, for the past ten years.

     Messrs. Kelleher and Piaker were elected to the Board of Directors of the Company pursuant to a provision in the Certificate of Designation of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (the "Certificate of Designation").

           ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (c)


EXHIBIT NO.                             EXHIBIT
-----------                             -------
  3.1(a)      Amended and Restated Certificate of Incorporation of the
              Registrant (incorporated by reference herein to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4,
              dated December 8, 1997, File No. 333-40399
  3.1(b)      Certificate of Designations (incorporated by reference
              herein to Exhibit 3 the Registrant's Current Report on Form
              8-K, dated March 17, 1997)
  3.2         Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996, dated March 31,
              1997)
  4.1         Specimen certificate evidencing shares of Common Stock of
              the Registrant (incorporated by reference herein to Exhibit
              4.1 to the Registrant's Registration Statement on Form S-1,
              dated March 25, 1994, File No. 33-76930)
  4.2         Form of Warrant for the purchase of shares of Common Stock, issued in connection with the Unit Purchase Agreement, dated
              February 19, 1997, among the Registrant and the Purchasers identified therein (incorporated by reference herein to
              Exhibit 10.1 to the Registrant's Current Report on Form 8-K,
              dated March 17, 1997)
  4.3         Form of warrant for the purchase of shares of Common Stock, issued in connection with the units of warrants and
              subordinated debt sold in the Registrant's initial public
              offering (incorporated by reference herein to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, dated
              March 25, 1994, File No. 33-76930)
  4.5         Form of Certificate of Exchange Junior Subordinated
              Debentures (incorporated by reference herein to Exhibit 4.3 to the Registrant's Form 10-K/A for the year ended December
              31, 1997, dated April 2, 1998)
  4.6         Amended and Restated Declaration of Trust of TeleBanc
              Capital Trust I, dated June 9, 1997 (incorporated by
              reference herein to Exhibit 3.4 to the Registrant's
              Registration Statement on Form S-4, dated December 8, 1997,
              File No. 333-40399)
  4.7         Form of Exchange Capital Security Certificate (incorporated by reference herein to Exhibit 4.6 to the Registrant's
              Registration Statement on Form S-4, dated December 8, 1997,
              File No. 333-40399)
  4.8         Exchange Guarantee Agreement by the Registrant for the
              benefit of the holders of Exchange Capital Securities
              (incorporated herein by reference to Exhibit 4.7 to the
              Registrant's Registration Statement on Form S-4, dated
              December 8, 1997, File No. 333-40399)
 10.1         1994 Stock Option Plan (incorporated by reference herein to
              Exhibit 10.1 to the Registrant's Registration Statement on
              Form S-1, dated March 25, 1994, File No. 33-76930)
 10.2         1997 Stock Option Plan (incorporated by reference herein to
              Exhibit D to the Registrant's definitive proxy materials
              which were filed as Exhibit 99.3 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1996,
              dated March 31, 1997)
 10.3         Registration Rights Agreement, dated June 5, 1997, among the
              Registrant, TeleBanc Capital Trust I and the Initial
              Purchaser (incorporated by reference herein to Exhibit 4.8 to the Registrant's Registration Statement on Form S-4,
              dated December 8, 1997, File No. 333-40399)
 10.4         Unit Purchase Agreement, dated February 19, 1997, among the
              Registrant and the Purchasers identified therein
              (incorporated by reference herein to Exhibit 10.1 to the
              Registrant's Current Report on 8-K, dated March 17, 1997)
 10.5         Amended and Restated Acquisition Agreement, dated February
              19, 1997, among the Registrant, Arbor Capital Partners,
              Inc., MET Holdings, Inc., and William M. Daugherty
              (incorporated by reference herein to Exhibit 10.2 to the
              Registrant's Current Report on 8-K, dated March 17, 1997)
 10.6         Liquidated Damages Agreement, dated June 9, 1997, by and
              among the Registrant, TeleBanc Capital Trust I, and the
              Initial Purchaser (incorporated by reference herein to
              Exhibit 4.9 to the Registrant's Registration Statement on
              Form S-4, dated December 8, 1997, File No. 333-40399)
 10.7         Tax Allocation Agreement, dated April 7, 1994, between
              TeleBank and Registrant (incorporated by reference herein to
              Exhibit 10.3 to Amendment No. 1 to the Registrant's
              Registration Statement on Form S-1, dated May 3, 1994, File
              No. 33-76930)
 10.8         Indenture dated June 9, 1997, between the Registrant and
              Wilmington Trust Company, as debenture trustee (incorporated by reference herein to the Registrant's Registration
              Statement on Form S-4, dated December 8, 1997, File No.
              333-40399)
 10.9         Form of Indenture between the Registrant and Wilmington
              Trust Company as Trustee (incorporated by reference herein to Exhibit 4.3 to the Registrant's Registration Statement on
              Form S-1, dated March 25, 1994, File No. 33-76930)
    11        Statement regarding calculation of net income per share
    21*       Subsidiaries of the Registrant

Exhibit 99.1  Report of Independent Accountants



---------------
* Filed previously.

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



           TELEBANC FINANCIAL CORPORATION



                               /s/ Aileen Lopez Pugh
                               ---------------------

                               Aileen Lopez Pugh
                               Executive Vice President, Chief Financial Officer

           May 15, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                             EXHIBIT
-----------                             -------
  3.1(a)      Amended and Restated Certificate of Incorporation of the
              Registrant (incorporated by reference herein to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4,
              dated December 8, 1997, File No. 333-40399
  3.1(b)      Certificate of Designations (incorporated by reference
              herein to Exhibit 3 the Registrant's Current Report on Form
              8-K, dated March 17, 1997)
  3.2         Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996, dated March 31,
              1997)
  4.1         Specimen certificate evidencing shares of Common Stock of
              the Registrant (incorporated by reference herein to Exhibit
              4.1 to the Registrant's Registration Statement on Form S-1,
              dated March 25, 1994, File No. 33-76930)
  4.2         Form of Warrant for the purchase of shares of Common Stock, issued in connection with the Unit Purchase Agreement, dated
              February 19, 1997, among the Registrant and the Purchasers identified therein (incorporated by reference herein to
              Exhibit 10.1 to the Registrant's Current Report on Form 8-K,
              dated March 17, 1997)
  4.3         Form of warrant for the purchase of shares of Common Stock, issued in connection with the units of warrants and
              subordinated debt sold in the Registrant's initial public
              offering (incorporated by reference herein to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, dated
              March 25, 1994, File No. 33-76930)
  4.5         Form of Certificate of Exchange Junior Subordinated
              Debentures (incorporated by reference herein to Exhibit 4.3 to the Registrant's Form 10-K/A for the year ended December
              31, 1997, dated April 2, 1998)
  4.6         Amended and Restated Declaration of Trust of TeleBanc
              Capital Trust I, dated June 9, 1997 (incorporated by
              reference herein to Exhibit 3.4 to the Registrant's
              Registration Statement on Form S-4, dated December 8, 1997,
              File No. 333-40399)
  4.7         Form of Exchange Capital Security Certificate (incorporated by reference herein to Exhibit 4.6 to the Registrant's
              Registration Statement on Form S-4, dated December 8, 1997,
              File No. 333-40399)
  4.8         Exchange Guarantee Agreement by the Registrant for the
              benefit of the holders of Exchange Capital Securities
              (incorporated herein by reference to Exhibit 4.7 to the
              Registrant's Registration Statement on Form S-4, dated
              December 8, 1997, File No. 333-40399)
 10.1         1994 Stock Option Plan (incorporated by reference herein to
              Exhibit 10.1 to the Registrant's Registration Statement on
              Form S-1, dated March 25, 1994, File No. 33-76930)
 10.2         1997 Stock Option Plan (incorporated by reference herein to
              Exhibit D to the Registrant's definitive proxy materials
              which were filed as Exhibit 99.3 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1996,
              dated March 31, 1997)

EXHIBIT NO.                             EXHIBIT
-----------                             -------
 10.3         Registration Rights Agreement, dated June 5, 1997, among the
              Registrant, TeleBanc Capital Trust I and the Initial
              Purchaser (incorporated by reference herein to Exhibit 4.8 to the Registrant's Registration Statement on Form S-4,
              dated December 8, 1997, File No. 333-40399)
 10.4         Unit Purchase Agreement, dated February 19, 1997, among the
              Registrant and the Purchasers identified therein
              (incorporated by reference herein to Exhibit 10.1 to the
              Registrant's Current Report on 8-K, dated March 17, 1997)
 10.5         Amended and Restated Acquisition Agreement, dated February
              19, 1997, among the Registrant, Arbor Capital Partners,
              Inc., MET Holdings, Inc., and William M. Daugherty
              (incorporated by reference herein to Exhibit 10.2 to the
              Registrant's Current Report on 8-K, dated March 17, 1997)
 10.6         Liquidated Damages Agreement, dated June 9, 1997, by and
              among the Registrant, TeleBanc Capital Trust I, and the
              Initial Purchaser (incorporated by reference herein to
              Exhibit 4.9 to the Registrant's Registration Statement on
              Form S-4, dated December 8, 1997, File No. 333-40399)
 10.7         Tax Allocation Agreement, dated April 7, 1994, between
              TeleBank and Registrant (incorporated by reference herein to
              Exhibit 10.3 to Amendment No. 1 to the Registrant's
              Registration Statement on Form S-1, dated May 3, 1994, File
              No. 33-76930)
 10.8         Indenture dated June 9, 1997, between the Registrant and
              Wilmington Trust Company, as debenture trustee (incorporated by reference herein to the Registrant's Registration
              Statement on Form S-4, dated December 8, 1997, File No.
              333-40399)
 10.9         Form of Indenture between the Registrant and Wilmington
              Trust Company as Trustee (incorporated by reference herein to Exhibit 4.3 to the Registrant's Registration Statement on
              Form S-1, dated March 25, 1994, File No. 33-76930)
    11*       Statement regarding calculation of net income per share
    21*       Subsidiaries of the Registrant

---------------
* To be filed by Amendment.