Form 10-Q
period 1998-03-31
TELEBANC FINANCIAL CORP
filed 1998-05-15
CIK 920986

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                    FOR THE QUARTER ENDED MARCH 31, 1998

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

                     Yes  X        No
                         ---          ---
Indicate the number of shares outstanding for the issuer's classes of common stock, as of April 28, 1998.

$.01 par value of common stock             2,242,494
            (class)                      (outstanding)

                         TELEBANC FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX



Part I - Financial Information                                                     Page
------------------------------                                                     ----
Consolidated Statements of Financial Condition - March 31, 1998 and
  December 31, 1997                                                                 3

Consolidated Statements of Operations -- Three months ended March 31,
  1998 and 1997                                                                     4

Consolidated Statements of Changes in Stockholders' Equity - Three
  months ended March 31, 1998 and 1997                                              6

Consolidated Statements of Cash Flows - Three months ended March 31,
  1998 and 1997                                                                     7

Notes to Consolidated Financial Statements                                          8

Management's Discussion and Analysis of Financial Condition and Results
  of Operations                                                                     10

Part II -- Other Information
----------------------------

Item 4, Submission of Matters to Security Holders                                   15


Item 5, Other Information                                                           16

Item 6, Exhibits and Reports on Form 8-K                                            16

Signatures                                                                          17

                         TELEBANC FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (Dollars in Thousands, Except Per Share Data)

                                                                    March 31,      December 31,
                                                                    ---------      ------------
                                                                      1998              1997
                                                                      ----              ----
Assets:                                                            (unaudited)

Cash and cash equivalents                                            $    31,559    $    92,156
Trading securities                                                        42,129         21,110
Investment securities available for sale                                 123,963         91,237
Mortgage-backed securities available for sale                            260,152        319,203
Loans receivable, net                                                    418,676        391,618
Loans receivable held for sale                                           138,381        149,086
Other assets                                                              33,293         35,942
                                                                          ------         ------

                          Total assets                               $ 1,048,153    $ 1,100,352
                                                                       =========      =========

Liabilities and Stockholders' Equity:

Liabilities:
Retail deposits                                                      $   560,554    $   522,221
Brokered callable certificates of deposit                                 42,286             --
Advances from the Federal Home Loan Bank of Atlanta                      190,000        200,000
Securities sold under agreements to repurchase                           153,970        279,909
Subordinated debt, net                                                    29,672         29,614
Other liabilities                                                         15,605         13,212
                                                                          ------         ------

                        Total liabilities                                992,087      1,044,956
                                                                         -------      ---------



Corporation-Obligated Mandatorily Redeemable Capital Securities
        of Subsidiary Trust Holding Soley Junior Subordinated
        Debentures of the Corporation                                      9,526          9,572

Stockholders' Equity:
4% Cumulative preferred stock, $0.01 par value,
        500,000 shares authorized
        Series A, 18,850 issued and outstanding                            9,634          9,634
        Series B, 4,050 issued and outstanding                             2,070          2,070
        Series C, 7,000 issued and outstanding                             3,577          3,577
Common stock, $0.01 par value, 8,500,000 shares authorized;
        2,242,494 and 2,229,161 issued and outstanding at March
        31, 1998 and December 31, 1997                                        22             22
Additional paid-in capital                                                16,387         16,207
Retained earnings                                                         11,850         11,576
Accumulated other comprehensive income, net of tax                         3,000          2,738
                                                                           -----          -----

                   Total stockholders' equity                             46,540         45,824
                                                                          ------         ------

                   Total liabilities and stockholders' equity        $ 1,048,153    $ 1,100,352
                                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                       Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                        1998        1997
                                                                        ----        ----
    Interest income:
         Loans                                                     $  10,365    $  7,557
         Mortgage-backed and related securities                        5,074       3,805
         Investment securities                                         1,786       1,444
         Trading securities                                              636          --
         Other                                                           210          31
                                                                         ---          --

               Total interest income                                  18,071      12,837
                                                                      ------      ------

    Interest expense:
         Retail deposits                                               8,055       5,705
         Brokered callable certificates of deposit                       374          --
         Advances from the Federal Home Loan Bank of Atlanta           2,718       2,073
         Repurchase agreements                                         2,451       1,457
         Subordinated debt                                               879         643
                                                                         ---         ---

              Total interest expense                                  14,477       9,878
                                                                      ------       -----

              Net interest income                                      3,594       2,959

    Provision for loan losses                                            250         243
                                                                         ---         ---

              Net interest income after provision for loan
               losses                                                  3,344       2,716
                                                                       -----       -----

    Non-interest income:
         Gain on sale of securities                                      891         238
         Gain on sale of loans                                           121         127
         Gain on trading securities                                       62          23
         Gain (loss) on equity investment                                526       (109)
         Fees, service charges, and other                                347         339
                                                                         ---         ---

              Total non-interest income                                1,947         618
                                                                       -----         ---
    Non-interest expenses:
         Selling, general and administrative expenses:
              Compensation and employee benefits                       1,950       1,176
              Other                                                    1,939         721
                                                                       -----         ---

               Total selling, general and administrative
                expenses                                               3,889       1,897
                                                                       -----       -----

                                 (continued)

                         TELEBANC FINANCIAL CORPORATION

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                                       ---------
                                                                  1998         1997
                                                                  ----         ----
Other non-interest expenses:
  Net operating costs of real estate acquired
    through foreclosure                                               82           74
  Amortization of goodwill and other intangibles                     233          134
                                                                     ---          ---
    Total other non-interest expenses                                315          208
                                                                     ---          ---

    Total non-interest expenses                                    4,204        2,105
                                                                   -----        -----

    Income before income tax expense                               1,087        1,229

Income tax expense                                                   475          355

Minority interest in subsidiary                                      176           --
                                                                     ---           --
                Net income                                        $  436       $  874
                                                                     ===          ===
Preferred stock dividends                                            162           60
                                                                     ---           --
Net income available to common stockholders                       $  274       $  814
                                                                     ===          ===
Other comprehensive income, before tax:
    Unrealized holding gain (loss) on securities
       arising during the period                                     814      (1,017)
    Less: reclassification adjustment for gains
       included in net income                                      (891)        (238)
                                                                   -----        -----
Other comprehensive income, before tax                              (77)      (1,255)

Income tax expense related to reclassification
  adjustment for gains on sale of securities                         339           90
                                                                     ---           --
Other comprehensive income, net of tax                               262      (1,165)
                                                                     ---      -------
Comprehensive income                                               $ 536      $ (351)
                                                                     ===        =====
Earnings per share:
      Basic                                                      $  0.12      $  0.38
      Diluted                                                    $  0.10      $  0.30



          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                  (Dollars in Thousands, Except Per Share Data)

                                   (unaudited)

                                                                                            Accumulated
                                                                                               Other
                                                                   Additional               Comprehensive
                                          Preferred     Common      Paid-in     Retained    Income (Loss),
                                            Stock        Stock      Capital     Earnings      Net of Tax         Total
                                            -----        -----      -------     --------      ----------         -----

Balances at December 31, 1996             $      --         $ 20     $ 14,637   $   7,905         $   2,096      $ 24,658

Net income for the three months ended
   March 31, 1997                                --           --           --         874                --           874

Stock issued                                     --            2        1,272          --                --         1,274

Issuance of 4% Cumulative Preferred
   Stock, Series A                             9,634          --           --          --                --         9,634

Issuance of 4% Cumulative Preferred
   Stock, Series B                             2,070          --           --          --                --         2,070

Issuance of 4% Cumulative Preferred
   Stock, Series C                             3,577          --           --          --                --         3,577

Dividends on 4% Cumulative Preferred
   Stock                                         --           --           --        (60)                --          (60)

Unrealized loss on available for sale
   securities,  net of tax effect                --           --           --          --           (1,165)       (1,165)
                                                 --           --           --          --           -------       -------


Balances at March 31, 1997                $   15,281        $ 22     $ 15,909   $   8,719         $     931      $ 40,862
                                              ======          ==       ======       =====               ===        ======



Balances at December 31, 1997             $   15,281        $ 22     $ 16,207   $  11,576         $   2,738      $ 45,824

Net income for the three months ended
   March 31, 1998                                --           --           --         436                --           436

Stock issued                                     --           --          180          --                --           180

Dividends on 4% Cumulative Preferred
   Stock                                         --           --           --       (162)                --         (162)

Unrealized gain on available for sale
   securities,  net of tax effect                --           --           --          --               262           262
                                                 --           --           --          --               ---           ---

Balances at March 31, 1998                 $ 15,281         $ 22     $ 16,387   $  11,850           $ 3,000      $ 46,540
                                             ======           ==       ======      ======             =====        ======




          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (unaudited)

                                                                          Three Months Ended
                                                                          ------------------
                                                                               March 31,
                                                                               ---------
                                                                          1998           1997
                                                                          ----           ----

Net cash (used by) provided by operating activities                $    (4,776)     $    4,650
                                                                        -------          -----

Cash flows from investing activities:
     Net increase in loans                                             (26,002)       (84,134)
     Purchases of available for sale securities                       (143,899)      (124,251)
     Proceeds from sale of available for sale securities                151,543         10,640
     Proceeds from maturities of and principal payments on
       available for sale securities                                     18,419         70,321
     Proceeds from sale of foreclosed real estate                           494            259
     Equity investment in subsidiaries                                    (724)          (700)
     Net purchases of premises and equipment                              (226)          (277)
                                                                          -----          -----

          Net cash used in investing activities                           (395)      (128,142)
                                                                          -----      ---------

Cash flows from financing activities:
     Net increase in deposits                                            80,619          4,517
     Net increase in subordinated debt                                       --         12,858
     Increase in advances from Federal Home Loan Bank of
       Atlanta                                                           87,500        107,000
     Payment on advances from Federal Home Loan Bank of Atlanta        (97,500)       (86,800)
     Net increase in borrowed funds                                          52             --
     Net (decrease) increase in securities sold under
       agreements to repurchase                                       (125,939)         74,685
     Increase in common stock, preferred stock, and additional
       paid in capital                                                      180         16,555
     Interest paid to minority interest in subsidiary                     (176)             --
     Dividends paid on common and preferred stock                         (162)           (60)
                                                                          -----           ----

Net cash (used in) provided by financing activities                    (55,426)        128,755
                                                                       --------        -------

Net (decrease) increase in cash and cash equivalents                   (60,597)          5,263

Cash and cash equivalents at beginning of period                         92,156          3,259
                                                                         ------          -----
Cash and cash equivalents at end of period                         $     31,559     $    8,522
                                                                         ======          =====


Supplemental information:

Interest paid on deposits and borrowed funds                       $     13,692     $    8,647
Income taxes paid                                                           242            260
Gross unrealized gain (loss) on securities available for sale               465        (1,638)
Tax effect of gain (loss) on available for sale securities         $        203     $    (473)


         See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 1. BASIS OF PRESENTATION

      The Company operates its business principally through two wholly owned subsidiaries, TeleBank, a federally chartered savings bank ("TeleBank"), and TeleBanc Capital Markets, Inc. ("TCM"). TeleBank offers savings and investment products insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), and TCM is a registered broker-dealer and investment advisor specializing in one-to-four family mortgage loans and mortgage-backed securities. TCM manages the portfolios of TeleBanc Financial and TeleBank. The Company also owns all of the beneficial interests represented by common securities in a Delaware trust, TeleBanc Capital Trust I ("TCT I"), which was formed solely for the purpose of issuing capital securities. In 1997, TCT I issued $10.0 million 11.0% Capital Securities, Series A and invested the net proceeds in the Company's 11.0% Junior Subordinated Deferrable Interest Debentures, Series A (the "TCT I Junior Subordinated Debentures"). TeleBank, through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC"), owns 50% of AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio. The accompanying consolidated financial statements include the accounts of TeleBank, TCM, TCT, and TSC, all wholly owned subsidiaries of TeleBank. All significant intercompany transactions and balances are eliminated in consolidation. The investment, $2.9 million, in AGT PRA is accounted for under the equity method.

      The financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited, but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of March 31, 1998 and the results of consolidated operations for the three months ended March 31, 1998 and 1997. The results of consolidated operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1997, included in the Company's Annual Report to Stockholders for 1997, should be read in conjunction with these statements.

      Certain prior year's amounts have been reclassified to conform to the current year's presentation.

      Effective January 1, 1998, PRA changed its method of accounting from the cost recovery method to the installment method, resulting in income of $547,000. This change is not expected to have a material effect on the full year's results of operations.

                         TELEBANC FINANCIAL CORPORATION

NOTE 2.    EARNINGS PER SHARE

      Basic earnings per common share, as required by Statement of Financial Accounting Standards No. 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share for the quarters ended March 31, 1998 and 1997 were determined on the assumptions that the dilutive options and warrants were exercised upon issuance. The options and warrants are deemed to be dilutive if (a) the average market price of the related common stock for a period exceeds the exercise price or (b) the security to be tendered is selling at a price below that at which it may be tendered under the option or warrant agreement and the resulting discount is sufficient to establish an effective exercise price below the market price of the common stock obtainable upon exercise. The Company's quarter to date weighted average number of common shares outstanding was 2,233,805 at March 31, 1998 and 2,106,088 at March 31, 1997. For diluted earnings per share computation, weighted average shares outstanding also include potentially dilutive securities.


                                              EPS Calculation

                                            Income             Shares        Per Share Amount
                                            ------             ------        ----------------

                                      ---------------------------------------------------------
                                                For the Quarter Ended March 31, 1998
                                      ---------------------------------------------------------
Net income                            $      436,408
Less: preferred stock dividends            (161,965)
                                      -------------------
Basic earnings per share
Income available to common
shareholders                          $      274,443          2,233,805           $ 0.12
                                                                            ===================
Options issued to management                      --            333,180
Warrants                                          --            311,506
Convertible preferred stock                       --                 --
                                      -------------------------------------
Diluted earnings per share            $      274,443          2,878,491           $ 0.10(a)
                                      =========================================================

                                                For the Quarter Ended March 31, 1997
                                      ---------------------------------------------------------
Basic earnings per share
Net income                            $      813,755          2,106,088           $ 0.38
                                                                            ===================
Options issued to management                      --            190,051
Warrants                                          --            181,008
Convertible preferred stock                   60,287            417,888
                                      -------------------------------------
Diluted earnings per share            $      874,042          2,895,035           $ 0.30
                                      =========================================================

(a) The impact of the convertible preferred stock is antidilutive for the three months ended March 31, 1998. The Company expects that earnings in future periods will be such that the impact of the convertible preferred stock on earnings per share will be dilutive.


NOTE 3. RECENT EVENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), effective for fiscal years beginning after December 15, 1997. This statement requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an

                         TELEBANC FINANCIAL CORPORATION

adjustment to net income in determining comprehensive income. The Company adopted SFAS 130 effective January 1, 1998. As a result, comprehensive income for the periods ending March 31, 1998 and 1997 are reported in the Consolidated Statement of Operations.

      Consistent with its operating strategy, the Company has signed an agreement to acquire DFC, a thrift holding company and its federally chartered savings bank subsidiary, Premium Bank, in a transaction expected to be consummated in the third quarter of 1998, subject to regulatory approval. TeleBanc Financial is acquiring DFC because DFC has employed a direct marketing strategy similar to that of the Company, and thus presents the opportunity for the Company to acquire the deposits and customers of a financial institution without acquiring significant infrastructure. DFC currently operates from a single branch in New Jersey located outside of Philadelphia, Pennsylvania, and its customer and deposit base is concentrated in the Mid-Atlantic region of the United States. The Company does intend to retain a significantly scaled down portion of DFC's employees and intends to close DFC's single branch location. The Company may open a regional business development office in the location of the former DFC branch. DFC also originates residential mortgage loans, although the Company intends to discontinue mortgage loan origination upon its acquisition of DFC. DFC also offers credit cards to its customers through a relationship with First Data Resources and Card Management Services. In 1998, in reliance upon DFC's existing credit card relationships, the Company also intends to offer its customers co-branded credit cards.

      At March 31, 1998, DFC reported total assets of $320.3 million, loans receivable, net of $181.2 million, total deposits of $288.7 million and total stockholders' equity of $12.3 million. TeleBanc will pay approximately $21.4 million in the transaction, and will assume approximately $6 million in liabilities which the Company intends to repay at the time the transaction is consummated.

      In April 1998, the shareholders of TeleBanc and MET Holdings ("MET") voted to approve and adopt the Amended and Restated Acquisition Agreement, dated as of March 17, 1998. Subsequently, TeleBanc completed the acquisition of MET whereby MET sold substantially all of its assets, including 1,433,081 shares of TeleBanc common stock owned by MET, and assigned substantially all of its liabilities to TeleBanc in exchange for 1,438,081 shares of TeleBanc common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to the other information contained in this Prospectus, the following risk factors should be considered carefully in evaluating the Company and its business before purchasing any of the Common Stock offered hereby. Information contained in this Prospectus contains forward-looking statements which are subject to risks and uncertainties. When used anywhere in this Prospectus, the words "anticipate," "believe," "could," "estimate," "expect," "may," "will," "should" or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed in this Prospectus. Factors that could contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this report.

      This discussion and analysis includes descriptions of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (MARCH 31, 1998 COMPARED TO DECEMBER 31, 1997)

      With the anticipated consummation of the Direct Financial Corporation acquisition and a corresponding increase in assets of approximately $320 million, management maintained assets at

                         TELEBANC FINANCIAL CORPORATION

relatively stable levels in the first quarter of 1998. As of March 31, 1998, assets totaled $1.0 billion, a $52.2 million decline, as compared to $1.1 billion as of December 31, 1997. While the Company's corresponding liability levels also remained stable, deposits increased $38.3 million, or 7.3%, to $560.5 million at March 31, 1998 from $522.2 million at December 31, 1997 and retail customer accounts grew 4.6% from the prior quarter to approximately 22,000 at March 31, 1998. Cash and cash equivalents declined by $60.6 million to $31.6 million at March 31, 1998, from $92.2 million at December 31, 1997, a decrease of 65.7%. Trading securities, investment securities available for sale and mortgage-backed securities available for sale decreased by $5.4 million to $426.2 million at March 31, 1998 from $431.6 million at December 31, 1997. Loans receivable, net increased $27.1 million to $418.7 million at March 31, 1998 from $391.6 million at December 31, 1997, an increase of 6.9%. Loans receivable held for sale decreased $10.7 million to $138.4 million at March 31, 1998 from $149.1 million at December 31, 1997. The Company continued to experience growth in overall retail deposit balances. Savings and certificates of deposit increased $38.4 million to $560.6 million at March 31, 1998 from $522.2 million at December 31, 1997, an increase of 7.3%. In the first quarter of 1998, the Company also sold brokered callable certificates of deposit, which totaled $42.3 million at March 31, 1998. FHLB advances and other borrowings declined by $133.5 million to $389.2 million at March 31, 1998 from $522.7 at December 31, 1997.

      Stockholders' equity increased $700,000 from $45.8 million at December 31, 1997 to $46.5 million at March 31, 1998. The increase reflects the exercise of $180,000 in options, net income of $436,000 and an unrealized gain on securities of $262,000 offset by $162,000 in preferred dividends.

                         TELEBANC FINANCIAL CORPORATION

      The consolidated average balance sheets, along with income and expense and related interest yields and rates for the quarters ended March 31, 1998 and 1997 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which saving institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.



                                             Quarter ended March 31, 1998                Quarter ended March 31, 1997
                                       -------------------------------------------------------------------------------------

                                                       Interest       Average                        Interest     Average
(Dollars in thousands)                  Average         Income/      Annualized      Average         Income/     Annualized
         (unaudited)                    Balance         Expense      Yield/Cost      Balance         Expense     Yield/Cost
                                        -------         -------      ----------      -------         -------     ----------
Interest-earning assets:
Loans receivable, net                  $ 545,827       $  10,358         7.59%      $   383,990     $  7,565        7.88%
Investment securities                      5,459              78         5.70             4,817           88        7.30
Mortgage-backed and related
   securities available for sale         271,001           5,074         7.49           193,572        3,805        7.86
Investment securities
   available for sale (a)                109,270           1,736         6.35            79,251        1,229        6.20
Federal funds sold                           951              14         5.82             1,557           20        5.14
Investment in FHLB                         9,400             168         7.25             7,840          140        7.14
Trading account                           29,672             549         7.41                --           --          --
                                       -----------     ----------    -----------    -------------  ----------   -----------
Total interest-earning assets          $ 971,580       $  17,977         7.40%      $   671,027     $ 12,847        7.66%

Non-interest-earning assets            $  27,382                                    $    33,414
                                       -----------                                  ------------
  Total assets                         $ 998,962                                    $   704,441
                                       ===========                                  ============

Interest-bearing liabilities:
Retail deposits                        $ 540,093       $   8,062         6.02%      $   394,842     $  5,798        5.87%
Brokered callable CDs                     22,720             374         6.67                --           --          --
FHLB advances                            177,055           2,718         6.14           151,919        2,263        5.96
Other borrowings                         163,059           2,385         5.85            89,573        1,266        5.65
Subordinated debt, net                    29,944             880        11.75            21,164          643       12.15
                                       -----------     ----------    -----------    -------------   ----------- -----------
  Total interest-bearing
    liabilities                        $ 932,871       $  14,419         6.23       $   657,498     $  9,970        6.11%

Non-interest-bearing
  liabilities                          $  23,591                                    $    15,462
                                       -----------                                  -------------

Total liabilities                        956,462                                    $   672,960

Stockholders' equity                   $  42,500                                    $    31,481
                                       -----------                                  -------------
Total liabilities and
  stockholders' equity                 $ 998,962                                    $   704,441
                                       ===========                                  =============

Excess of interest-earning
   assets over interest-bearing
   liabilities/net interest
   income/interest rate spread         $  38,709        $  3,558         1.17%      $    13,529      $ 2,877        1.59%
                                       ===========     ==========    ===========    =============   =========== ===========

Net interest margin                                                      1.47%                                      1.71%
                                                                     ===========                                ===========

Ratio of interest-earning
   assets to interest-bearing
   liabilities                                                         104.15%                                    102.06%
                                                                     ===========                                 ===========

(a) Interest income and average yields on municipal bonds are presented on a tax equivalent basis.

                         TELEBANC FINANCIAL CORPORATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      Net Income. Net income for the three months ended March 31, 1998 decreased $438,000 to $436,000 from $874,000 for the quarter ended March 31, 1997, a decrease of 50.1%. Net income for the three months ended March 31, 1998 consisted primarily of $3.6 million of net interest income and $1.9 million in non-interest income reduced by $250,000 in provision for loan losses, $4.2 million in non-interest expenses and $475,000 in income tax expense. Net income for the three months ended March 31, 1997 consisted primarily of $3.0 million in net interest income and $618,000 in non-interest income reduced by $243,000 in provision for loan losses, $2.1 million in non-interest expenses and $355,000 in income tax expense. Net income available to common shareholders was $274,000 net of stock dividends of $162,000 for the quarter ended March 31, 1998. The Company's return on average assets and return on average equity for the quarter ended March 31, 1998 were 0.11% and 2.58%, respectively.

      Net Interest Income. Net interest income was $3.6 million and $3.0 million for the three months ended March 31, 1998 and 1997, respectively, reflecting an annualized interest rate spread of 1.17% and 1.59% for the three months ended March 31, 1998 and 1997, respectively. Average interest-earning assets were $971.6 million and $671.0 million for the quarters ending March 31, 1998 and 1997, respectively. Average interest-bearing liabilities were $932.9 million and $657.5 million for the quarters ending March 31, 1998 and 1997, respectively. In the quarter ending March 31, 1998, total interest-earning assets, consisting primarily of loans receivable, net and mortgage-backed and related securities, yielded 7.40% as compared to 7.66% for the same period in 1997. The decline in yield is due to increased prepayments of loans and mortgage-backed securities with premium balances, increased purchases of mortgage loans with lower credit risk and corresponding lower yield, and decreased spreads as a result of prevailing market conditions. Total interest-bearing liabilities cost 6.23% in the first quarter of 1998 as compared to 6.11% in the same period in 1997. The increase in the cost of interest-bearing liabilities reflects increases in the average interest rates paid on brokered callable certificates of deposit, other borrowings, and subordinated debt.

      Provision for Loan Losses. Total provision for loan losses increased $7,000 or 2.9% from $243,000 for the three months ending March 31, 1997 to $250,000 for the three months ending March 31, 1998. Management provides prudent reserves for estimated loan losses. In the first quarter of 1998, the Company provided $170,000 in general reserves for first quarter loan acquisitions and charged off approximately $80,000 of mortgage loans. During the quarter ended March 31, 1997, the Company provided an additional $200,000 in general reserves for loan acquisitions and charged off approximately $43,000 of mortgage loans. The total loan loss allowance at March 31, 1998 and December 31, 1997 was $3.8 million and $ 3.6 million, respectively, which was 0.68% and 0.67%, respectively, of total loans outstanding.

      Non-Interest Income. The Company reported an increase of $1.3 million in non-interest income from $618,000 for the three months ended March 31, 1997, to $1.9 million for the three months ended March 31, 1998, largely as a result of increased income from the Company's loans held for sale portfolio, loan fees, and sales of liquid assets. For the three months ended March 31,

                         TELEBANC FINANCIAL CORPORATION

1998, the Company reported gains of $891,000 from the sale of mortgage-backed and investment securities, $121,000 on prepayments of loans held for sale, $526,000 from equity investments, and $347,000 in loan servicing charges and other fees. Non-interest income for the first quarter of 1997 consisted of gains of $238,000 from the sale of securities, $127,000 on loan prepayments, and $253,000 in fees and service charges.

      Non-Interest Expenses. Total non-interest expenses increased by approximately $2.1 million from $2.1 million for the three months ended March 31, 1997 to $4.2 million for the three months ended March 31, 1998. The increase is primarily attributable to marketing and operating expenses directly associated with TeleBank brand building and customer acquisition campaigns. The annualized general and administrative expenses net of marketing costs as a percentage of assets were 0.97% and 1.48% for the three months ended March 31, 1997 and 1998, respectively.

      Income Tax Expense. The effective tax rate for the quarter ended March 31, 1998 was 43.7% compared to 28.9% for the quarter ended March 31, 1997. The income tax expense for the quarter ended March 31, 1998 was $475,000 compared to $355,000 for the quarter ended March 31, 1997.

LIQUIDITY

      Liquidity represents the Company's ability to raise funds to support asset growth, fund operations and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to otherwise meet its ongoing obligations. The Company has historically met its liquidity needs primarily through financing activities, consisting principally of increases in core deposit accounts, maturing short-term investments, loans and repayments of investment securities, and to a lesser extent, sales of loans or securities.

      The Company continued to experience growth in overall retail deposit balances. Savings and certificates of deposit increased $38.4 million to $560.6 million at March 31, 1998 from $522.2 million at December 31, 1997, an increase of 7.3%. In the first quarter of 1998, the Company also sold brokered callable certificates of deposit, which totaled $42.3 million at March 31, 1998. FHLB advances and other borrowings declined by $133.5 million to $389.2 million at March 31, 1998 from $522.7 at December 31, 1997.

      The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 5.0%. At March 31, 1998, the Bank's liquidity ratio was 7.54%.

      As of March 31, 1998, the Company had commitments to purchase $21.4 million in loans. Also, certificates of deposit that are scheduled to mature in less than one year as of March 31, 1998 totaled $157.2 million. In the normal course of business, the Company makes various commitments to extend credit and incurs contingent liabilities that are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION

CAPITAL RESOURCES

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


                                                                                    To Be Well
                                                           For Capital           Capitalized Under
                                                            Adequacy             Prompt Corrective
                                     Actual                 Purposes:           Action Provisions:
                               Amount        Ratio     Amount        Ratio     Amount        Ratio

Total Capital (to risk
   weighted assets)           $57,859       11.6%     >$39,792     >8.0%      >$46,739      >10.0%
Core Capital (to adjusted
   tangible assets)           $54,533        5.5%     >$39,783     >4.0%      >$49,728       >5.0%
Tangible Capital (to
   tangible assets)           $54,526        5.5%     >$14,918     >1.5%           N/A         N/A
Tier I Capital (to
   risk weighted assets)      $54,533       11.0%          N/A       N/A      >$29,844       >6.0%



PART II -- OTHER INFORMATION

Item 4.        Submission of Matters to Security Holders

      On April 13, 1998, the Company held a Special Meeting of Stockholders (the "Special Meeting") to approve and adopt the amended and restated Acquisition Agreement, dated as of March 17, 1998, by and between TeleBanc and MET, in which TeleBanc assumed substantially all of the assets of MET including 1,433,081 shares of TeleBanc common stock, and assumed substantially all of the liabilities of MET in exchange for 1,438,081 shares of TeleBanc common stock.

        The votes cast at the Special Meeting were as follows:

               For           2,379,932
               Withheld          1,000
               Abstained            --
               Not Voting      604,589

                         TELEBANC FINANCIAL CORPORATION

Item 5.        Other Information

        No information to report.

Item 6.        Exhibits and Reports on Form 8-K

        (a) Exhibits

               27. Financial Data Schedule

        (b) Reports on Form 8-K

               Form 8-K filed on January 29, 1998

                         TELEBANC FINANCIAL CORPORATION


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TeleBanc Financial Corporation
                                ------------------------------
                                         (Registrant)

Date:  May 15, 1998        By:  /s/ Mitchell H. Caplan
       --------------------     -------------------------------------
                               Mitchell H. Caplan
                               President and Chief Executive Officer

Date:  May 15, 1998        By:  /s/ Aileen Lopez Pugh
       --------------------     -------------------------------------
                               Aileen Lopez Pugh
                               Executive Vice President and Chief
                               Financial Officer

                                       17