Form 10-K405/A
period 1997-12-31
TELEBANC FINANCIAL CORP
filed 1998-06-03
CIK 920986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------
           AMENDMENT NO. 5 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 33-76930
                            ------------------------

                         TELEBANC FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        13-3759196
        (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
          INCORPORATION ORGANIZATION)                          IDENTIFICATION NO.)

           1111 NORTH HIGHLAND STREET                                 22201
              ARLINGTON, VIRGINIA                                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (703) 247-3700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                (NOT APPLICABLE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                (NOT APPLICABLE)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based upon the closing price of the registrant's common stock as of March 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is $45.1 million.

     The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                 CLASS: COMMON STOCK, PAR VALUE $.01 PER SHARE
                OUTSTANDING AT MARCH 19, 1998: 2,242,494 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

================================================================================

     This fifth amendment (the "Amendment") to the Annual Report of TeleBanc Financial Corporation (the "Company") on Form 10-K/A is being filed to reflect the amendment and restatement of the following items of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on March 31, 1998: Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 11, Executive Compensation. The Amendment also reflects certain non-material conforming changes to and the restatement of all of the remaining items of the Company's Annual Report on Form 10-K filed in amendments on April 2, 1998, April 30, 1998, May 14, 1998 and May 15, 1998.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company, headquartered in Arlington, Virginia, had total assets of $1.1 billion at the end of 1997. The Company was organized in January 1994 by its majority stockholder, MET Holdings Corporation ("MET Holdings"), to become the parent savings and loan holding company for TeleBank, a federally chartered savings bank ("TeleBank"). In February 1997, the Company acquired TeleBanc Capital Markets, Inc. ("TCM"), a registered investment advisor, funds manager, and broker-dealer specializing in mortgages and mortgage-related securities. In June 1997, the Company formed TeleBanc Capital Trust I ("TCT I"), which in turn sold shares of trust preferred securities, Series A, for a total of $10.0 million in a private placement. All references to the Company include the business of TeleBank, TCM, and TCT I. Financial and other data as of and for all periods prior to March 1994 represent the consolidated data of TeleBank only. Prior to March 1996, TeleBank was known as Metropolitan Bank for Savings, F.S.B.

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

     TeleBank, through its wholly-owned subsidiary TeleBanc Servicing Corporation ("TSC"), funded 50% of the capital commitment for two new entities, AGT Mortgage Services, LLC ("AGT") and AGT PRA, LLC ("AGT PRA"). AGT services performing loans and administers workouts for troubled or defaulted loans for a fee. Management ceased operation of AGT on July 31, 1997. The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio.

     Since 1994, the Company has raised approximately $61.8 million through the sale of capital stock and warrants and the issuance of subordinated notes and trust preferred securities. In the second quarter of 1994, the Company completed its initial public offering, raising $4.6 million through the sale of common stock, par value $.01 per share (the "Common Stock"), and an additional $17.3 million through the issuance of subordinated notes with warrants. Upon the completion of the initial public offering, the Company invested $15.0 million of the proceeds as capital of TeleBank. In February 1997, the Company consummated the sale of $29.9 million of units of serial preferred stock and notes to two investment partnerships managed by Conning & Company, CIBC WG Argosy Merchant Fund 2, LLC, General American Life Insurance Company, The Progressive Corporation, and The Northwestern Mutual Life Insurance Company and the purchase of the assets of Arbor Capital Partners, Inc., an entity which was majority-owned by MET Holdings, through the issuance of 162,461 shares of Common Stock and a $500,000 cash payment. The units consist of convertible preferred stock and senior subordinated notes with warrants. In June 1997, the Company formed

TCT I, which sold in a private placement shares of trust preferred securities, Series A, for a total of $10.0 million, which proceeds were used to invest in 11.0% Junior Subordinated Deferrable Interest Debentures, Series A (the "TCT I Junior Subordinated Debentures") issued by the Company.

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

LENDING ACTIVITIES

     GENERAL. The Company's lending activities consist primarily of the purchases of whole loans and mortgage-backed and related securities rather than the production and origination of loans, which entail greater overhead expenses, commonly found in a traditional thrift or community bank.

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

     The following table sets forth information concerning the Company's loan portfolio in dollar amounts and in percentages, by type of loan.

                                                                      AT DECEMBER 31,
                                         --------------------------------------------------------------------------
                                           1997        %         1996        %         1995        %         1994
                                         --------    ------    --------    ------    --------    ------    --------
                                                                   (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four family fixed-rate........  $211,287     38.11%   $142,211     38.59%   $105,750     39.91%   $ 67,449
  One-to-four family adjustable-rate...   336,470     60.69     217,352     58.97     148,928     56.20      79,701
  Multifamily..........................     1,447      0.26       1,516      0.41       1,286      0.49       1,114
  Commercial real estate...............     3,033      0.55       4,017      1.09       4,553      1.72       4,385
  Mixed use real estate................       856      0.15       1,180      0.32       1,792      0.68       1,953
  Land.................................       463      0.08         781      0.21         384      0.14         387
                                         --------    ------    --------    ------    --------    ------    --------
         Total real estate loans.......   553,556     99.84     367,057     99.59     262,693     99.14     154,989
                                         --------    ------    --------    ------    --------    ------    --------
Consumer and other loans:
  Lease financing......................        --        --          --        --          --        --          --
  Home equity lines of credit and
    second mortgage loans..............       564      0.10       1,208      0.33       2,202      0.83       3,395
  Other (1)............................       305      0.06         305      0.08          79      0.03         168
                                         --------    ------    --------    ------    --------    ------    --------
         Total consumer and other
           loans.......................       869      0.16       1,513      0.41       2,281      0.86       3,563
                                         --------    ------    --------    ------    --------    ------    --------
         Total loans...................  $554,425    100.00%   $368,570    100.00%   $264,974    100.00%   $158,552
                                         ========    ======    ========    ======    ========    ======    ========
Deduct:
  Non accrual/cost recovery............      (155)                 (182)                   --                    --
  Deferred loan fees...................       (34)                  (42)                  (42)                  (50)
  Deferred discounts on loans..........    (9,938)              (13,568)              (14,129)               (2,835)
  Allowance for loan losses............    (3,594)               (2,957)               (2,311)                 (925)
                                         --------              --------              --------              --------
         Total.........................   (13,721)              (16,749)              (16,482)               (3,810)
                                         --------              --------              --------              --------
Loans receivable, net..................  $540,704              $351,821              $248,492              $154,742
                                         ========              ========              ========              ========

                                               AT DECEMBER 31,
                                         ----------------------------
                                           %         1993        %
                                         ------    --------    ------
                                            (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four family fixed-rate........   42.54%   $ 44,450     43.06%
  One-to-four family adjustable-rate...   50.27      50,708     49.14
  Multifamily..........................    0.70         932      0.90
  Commercial real estate...............    2.77       5,912      5.73
  Mixed use real estate................    1.23          --        --
  Land.................................    0.24          16      0.02
                                         ------    --------    ------
         Total real estate loans.......   97.75     102,018     98.85
                                         ------    --------    ------
Consumer and other loans:
  Lease financing......................      --          17      0.02
  Home equity lines of credit and
    second mortgage loans..............    2.14       1,007      0.98
  Other (1)............................    0.11         151      0.15
                                         ------    --------    ------
         Total consumer and other
           loans.......................    2.25       1,175      1.15
                                         ------    --------    ------
         Total loans...................  100.00%   $103,193    100.00%
                                         ======    ========    ======
Deduct:
  Non accrual/cost recovery............                  --
  Deferred loan fees...................                 (68)
  Deferred discounts on loans..........              (1,431)
  Allowance for loan losses............                (835)
                                                   --------
         Total.........................              (2,334)
                                                   --------
Loans receivable, net..................            $100,859
                                                   ========

---------------
(1) Includes primarily loans secured by deposit accounts in TeleBank, and to a lesser extent, unsecured consumer credit.

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

                                                      DUE IN ONE     DUE IN ONE     DUE AFTER
                                                     YEAR OR LESS   TO FIVE YEARS   FIVE YEARS    TOTAL
                                                     ------------   -------------   ----------   --------
                                                                        (IN THOUSANDS)
Real estate loans:
  One-to-four family fixed-rate....................     $1,402         $ 6,878       $203,007    $211,287
  One-to-four family adjustable-rate...............         11          12,634        323,825     336,470
  Multifamily......................................         --           1,114            333       1,447
  Mixed use........................................        110             300            446         856
  Commercial real estate...........................        453             252          2,328       3,033
  Land.............................................         --              --            463         463
Consumer and other loans:
  Home equity lines of credit and second mortgage
     loans.........................................         --             544             20         564
  Other............................................         --              --            305         305
                                                        ------         -------       --------    --------
          Total....................................     $1,976         $21,722       $530,727    $554,425
                                                        ======         =======       ========    ========

     The following table sets forth as of December 31, 1997 the dollar amount of the loans maturing subsequent to December 31, 1998 allocated between those with fixed interest rates and those with adjustable interest rates.

                                                            FIXED RATES   ADJUSTABLE RATES    TOTAL
                                                            -----------   ----------------   --------
                                                                         (IN THOUSANDS)
Real estate loans:
  One-to-four family......................................   $209,885         $336,459       $546,344
  Multifamily.............................................      1,270              177          1,447
  Mixed use...............................................        746               --            746
  Commercial real estate..................................        537            2,043          2,580
  Land....................................................        463               --            463
Consumer and other loans:
  Home equity lines of credit and second mortgage loans...         21              543            564
  Other...................................................         81              224            305
                                                             --------         --------       --------
          Total...........................................   $213,003         $339,446       $552,449
                                                             ========         ========       ========

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

     The Company sells whole loans to institutional investors and, accordingly, is a Federal National Mortgage Association ("Fannie Mae") seller/servicer and a Federal Home Loan Mortgage Corporation ("FHLMC") servicer. The majority of loans sold have consisted of long-term, fixed-rate mortgage loans sold to Fannie Mae. The Company generally sells such loans with servicing retained.

     The following table shows loan origination, purchase, sale, and repayment activity of the Company during the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Total loans receivable at beginning of period..............  $351,821    $248,492    $154,742
Loans purchased:
  Real estate loans:
     One-to-four family variable rate......................   256,545     128,171      98,065
     One-to-four family fixed rate.........................    86,331      53,915      47,845
     Multi-Family..........................................        --       1,000          --
     Mixed-used............................................        --          --          --
     Commercial real estate................................        --          --          --
     Consumer and other loans..............................        --          --          --
                                                             --------    --------    --------
          Total loans purchased............................   342,876     183,086     145,910
Loans originated:
  Real estate loans:
     One-to-four family variable rate......................        --          --          --
     One-to-four family fixed rate.........................        --          25          80
     Commercial real estate................................        --          --          --
     Land..................................................        --         400          --
Home equity lines of credit and second mortgage loans......        --          37       2,644
                                                             --------    --------    --------
          Total loans originated...........................        --         462       2,724
                                                             --------    --------    --------
          Total loans purchased and originated.............   342,876     183,548     148,634
Loans sold.................................................    39,656      18,829       6,192
Loans securitized..........................................    21,017       8,275       2,794
Loan repayments............................................    94,945      50,221      32,755
                                                             --------    --------    --------
          Total loans sold, securitized, and repaid........   155,618      77,325      41,741
Net change -- TBFC ESOP Note Receivable....................        --         (65)         --
Net change in deferred discounts and loan fees.............     3,638        (379)    (11,286)
Net transfers to REO.......................................    (1,454)     (1,513)       (471)
Net provision for loan losses..............................      (637)       (646)     (1,386)
Cost Recovery/Contra Assets................................        27         (41)         --
Other loan debits/HELOC advances...........................        51        (250)         --
                                                             --------    --------    --------
Increase (decrease) in total loans receivable..............   188,883     103,329      93,750
                                                             --------    --------    --------
Net loans receivable at end of period......................  $540,704    $351,821    $248,492
                                                             ========    ========    ========

     The Company's loan purchases during 1997 increased $159.8 million from fiscal year 1996 as the Company continued to expand TeleBank's operations. During fiscal 1997 and 1996, the Company's loan purchases involved purchases of whole loans in the secondary market, principally from private investors. The

Company's loan purchases during fiscal year 1997 included purchases of 92 pools with approximately 2,900 loans. The Company's loan purchases during fiscal year 1996 included purchases of 35 pools with approximately 1,253 loans and minimal loan originations consistent with the Company's operating strategy. The Company's loan purchases during fiscal year 1995 included purchases of 26 pools with approximately 1,200 loans and minimal loan originations consistent with the Company's operating strategy.

     ONE-TO-FOUR FAMILY RESIDENTIAL LENDING. No mortgage loans were originated during 1997. In 1996, the Company originated $25,000 of loans secured by one-to-four family residential properties, excluding home equity lines of credit, in accordance with Fannie Mae and FHLMC underwriting guidelines for terms up to 30 years. It is the Company's policy to make one-to-four family mortgage loans with up to a 95% loan-to-value ratio, if private mortgage insurance is obtained on the portion of the principal amount in excess of 80% of the appraised value.

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

     CRA LENDING ACTIVITIES. TeleBank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act (the "CRA"). TeleBank has now committed to invest up to $500,000 in an investment tax credit fund that qualifies for CRA purposes.

     In 1995, the federal financial regulatory agencies promulgated a final rule revising the regulations that implement the CRA. The revised regulations outline special evaluations for wholesale institutions. The Bank believes that it meets the definition of a wholesale institution and that it serves the credit needs of the entire nation.

MORTGAGE-BACKED AND RELATED SECURITIES AND SECONDARY MARKET ACTIVITIES

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

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1997        1996        1995
                                                             ---------   ---------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage-backed and related securities at beginning of
  period (not including available-for-sale and trading)....  $      --   $      --   $ 221,005
  Purchases:
     Pass-through securities...............................         --          --      55,110
     CMOs..................................................         --          --       5,235
     Fannie Mae............................................         --          --          --
     GNMA..................................................         --          --          --
     FHLMC.................................................         --          --          --
  Acquired in exchange for loans...........................         --          --     (10,465)
  Sales(1).................................................         --          --     (18,813)
  Repayments...............................................         --          --     (39,155)
  Transfer to held for sale................................         --          --    (212,917)
                                                             ---------   ---------   ---------
Mortgage-backed and related securities at end of period
  (not including available-for-sale and trading............  $      --   $      --   $      --
                                                             =========   =========   =========

     The following table sets forth the activity in the Company's mortgage-backed securities available for sale portfolio during the period indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage-backed and related securities at beginning of
  period....................................................  $ 184,743   $ 234,835   $ 15,459
  Purchases:
     Pass-through securities................................     39,400     109,600     13,183
     CMOs...................................................    218,836      30,053         --
     Fannie Mae.............................................      2,115      12,102      2,634
     GNMA...................................................     32,200      30,687         --
     FHLMC..................................................      4,649      14,194     12,810
  Transfer from held to maturity............................         --          --    212,917
  Sales(1)..................................................   (117,047)   (185,703)   (15,755)
  Repayments................................................    (45,304)    (61,805)    (6,024)
  Transfer to trading.......................................         --          --     (1,650)
Provision for losses on securities..........................         --         (22)        --
Mark to market..............................................       (389)        826        811
FASB 122 servicing..........................................         --         (24)        --
                                                              ---------   ---------   --------
Mortgage-backed and related securities at end of period.....  $ 319,203   $ 184,743   $234,835
                                                              =========   =========   ========

---------------
(1) Includes mortgage-backed securities on which call options have been exercised.

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

     The following table sets forth the scheduled maturities, carrying values, and current yields for the Company's portfolio of mortgage-backed securities at December 31, 1997:

                                                   AFTER ONE BUT        AFTER FIVE BUT
                             WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS
                            ------------------   ------------------   ------------------
                            BALANCE   WEIGHTED   BALANCE   WEIGHTED   BALANCE   WEIGHTED
                              DUE      YIELD       DUE      YIELD       DUE      YIELD
                            -------   --------   -------   --------   -------   --------
                                               (DOLLARS IN THOUSANDS)
Private issuer............   $ --         --%    $2,621     6.44%     $6,021     8.84%
Collateralized mortgage
  obligations.............     --         --         --        --         --        --
Agencies..................    939       6.26        623      6.75         --        --
                             ----       ----     ------      ----     ------      ----
                             $939       6.26%    $3,244     6.50%     $6,021     8.84%
                             ====       ====     ======      ====     ======      ====


                              AFTER TEN YEARS           TOTALS
                            -------------------   -------------------
                            BALANCE    WEIGHTED   BALANCE    WEIGHTED
                              DUE       YIELD       DUE       YIELD
                            --------   --------   --------   --------
                                     (DOLLARS IN THOUSANDS)
Private issuer............  $145,417    8.78%     $154,059    8.74%
Collateralized mortgage
  obligations.............   139,578     6.90      139,578     6.90
Agencies..................    24,004     6.90       25,566     6.87
                            --------     ----     --------     ----
                            $308,999    7.78%     $319,203    7.79%
                            ========     ====     ========     ====

     In May 1996, the Company formed AGT, a 50% owned subsidiary which services loans for both TeleBank and unaffiliated third parties. The Company entered into a loan servicing agreement with AGT on May 1, 1996, whereby AGT is paid a fee of $8 to $100 per loan per month depending upon the type of loan and whether it is performing or non-performing. AGT also receives a fee in its capacity as master servicer for the Company's subserviced portfolio and is reimbursed for any direct collection expenses including attorney fees, repair costs, etc. The Company ceased operation of AGT on July 31, 1997. For the period ending December 31,1997, the Company incurred a loss in equity investment in AGT of approximately $640,000.

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

     The following table sets forth information regarding the Company's loan servicing portfolio at the dates shown.

                                                             AT DECEMBER 31,
                                       ------------------------------------------------------------
                                              1997                 1996                 1995
                                       ------------------   ------------------   ------------------
                                                  PERCENT              PERCENT              PERCENT
                                                    OF                   OF                   OF
                                        AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                       --------   -------   --------   -------   --------   -------
                                                          (DOLLARS IN THOUSANDS)
Loans owned and serviced by the
  Company............................  $252,925     45.6%   $164,745     44.7%   $161,625     61.0%
Loans owned by the Company and
  serviced by others.................   301,500     54.4     203,853     55.3     103,349     39.0
                                       --------   ------    --------    -----    --------    -----
          Total loans owned by the
            Company..................  $554,425    100.0%   $368,598    100.0%   $264,974    100.0%
                                       ========   ======    ========    =====    ========    =====
Loans serviced for others............  $ 57,682             $ 45,856             $ 18,196

NONPERFORMING, DELINQUENT, AND OTHER PROBLEM ASSETS

     GENERAL. It is management's policy to monitor continually the Company's loan portfolio to anticipate and address potential and actual delinquencies. Valuations are periodically performed by management and an allowance for losses on real estate owned ("REO") is established by a charge to operations if the fair value of the property has changed.

     NONPERFORMING ASSETS. Nonperforming assets consist of loans on which interest is no longer accrued, loans which have been restructured in order to allow the borrower to maintain control of the collateral, real estate acquired by foreclosure, real estate upon which deeds in lieu of foreclosure have been accepted and REO which has been classified as In-Substance Foreclosure ("ISF"). Restructured loans and REO have been written down to estimated fair value, based upon estimates of cash flow expected from the underlying collateral and appropriately discounted.

     The following table sets forth information with respect to the Company's non-accrual loans, REO and ISF, and troubled debt restructuring ("TDRs") at the dates indicated. Since December 1993, the Company no longer classifies ISF loans as REO.

                                                              AT DECEMBER 31,
                                              ------------------------------------------------
                                               1997       1996       1995      1994      1993
                                              -------    -------    ------    ------    ------
                                                           (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real estate loans:
     One-to-four family.....................  $10,359    $ 8,979    $4,526    $1,296    $1,570
     Commercial real estate.................      568      1,217       261       702       902
     Land...................................       --         --        --        --        --
     Construction...........................       --         --        --        --        --
  Home equity lines of credit and second
     mortgage loans.........................       --         54       136        41        47
  Other.....................................       --         --        --        27        35
                                              -------    -------    ------    ------    ------
Total.......................................  $10,927    $10,250    $4,923    $2,066    $2,554
                                              =======    =======    ======    ======    ======
Accruing loans which are contractually past
  due 90 days or more:
  Real estate loans:
     One-to-four family.....................  $    --    $    --    $  230    $   --    $   --
                                              -------    -------    ------    ------    ------
Total.......................................  $    --    $    --    $  230    $   --    $   --
                                              =======    =======    ======    ======    ======
Total of non-accrual and 90 days past due
  loans.....................................  $10,927    $10,250    $5,153    $2,066    $2,554
                                              =======    =======    ======    ======    ======
REO:
  One-to-four family........................  $   681    $ 1,300    $  421    $   98    $  194
  Commercial real estate....................       --         --        --       206       665
  Land......................................       --         --       582       581       582
                                              -------    -------    ------    ------    ------
                                                  681      1,300     1,003       885     1,441
  Loss allowance for REO....................       --        (65)     (213)      (92)    _(221)
                                              -------    -------    ------    ------    ------
          Total REO, net....................      681      1,235       790       793     1,220
                                              -------    -------    ------    ------    ------
Total non-performing assets, net............  $11,608    $11,485    $5,943     2,859    $3,774
                                              =======    =======    ======    ======    ======
Total non-performing assets, net, as a
  percentage of total assets................     1.05%      1.83%     1.07%      0.7%      1.7%
                                              =======    =======    ======    ======    ======
Total loss allowance as a percentage of
  total non-performing assets, gross........    30.96%     26.30%    39.53%    34.45%    26.43%
                                              =======    =======    ======    ======    ======
TDRs........................................  $   425    $   435    $  365    $  688    $  413
                                              =======    =======    ======    ======    ======

     During 1997, non-performing assets increased by $123,000 or 1.1%. This increase is attributed to the $188.9 million, or 53.6%, growth in the overall loan portfolio. In accordance with the Company's policy, management actively monitors the non-performing assets.

     During the years ended December 31, 1997, 1996, 1995, and 1994, interest income of approximately $739,000, $789,000, $365,000, and $113,000, respectively, would have been recorded on non-accruing loans had they been performing in accordance with their terms. No interest on non-accruing loans was included in income during the years ended December 31, 1997, 1996, 1995, and 1994. TDRs are loans to which the Company has granted certain concessions taking into consideration, among other things, of the borrower's financial difficulty. The objective of the Company in granting these concessions, through a modification of terms, is to maximize the recovery of its investment. Such modifications of terms may include reduction in stated rate, extension of maturity at a more favorable rate, and reduction of accrued interest. TDRs with concessions totaled approximately $425,000, $435,000, $365,000, and $688,000 at December 31, 1997, 1996, 1995, and 1994, respectively. TDRs continue to be closely monitored by the Company due to their inherent risk characteristics. Interest income recorded on TDRs in 1997, 1996, 1995, and 1994 was approximately $28,000, $28,000, $45,000, and $9,000, respectively.

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

     The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses in the loan portfolio that have not been identified but can be expected to occur. General allowances are established by management and approved by the Board of Directors of the Company. These allowances are reviewed monthly based on an assessment of risk in the Company's loan portfolio as a whole taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and general economic conditions. Additional provisions for losses on loans may be made to bring the allowance to a level deemed adequate. Additionally, the Company's internal audit consultants have established an independent internal loan review program which is followed by bank personnel.

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

     As of December 31, 1997, total loans receivable include four pools of credit-enhanced one-to-four family mortgage loans totaling $41.7 million, or 7.5%, of total loans outstanding. Two of these pools totaling $28.3 million have a credit reserve from the seller equal to 2.5% of the unpaid principal balance at the time of the purchase available to offset any losses. Another pool, totaling $7.3 million, has an indemnification whereby the seller must repurchase any loan that becomes more than four payments past due at any time during the life of the loan. The final pool, totaling $6.1 million, has a credit reserve equal to approximately 10.0% of the unpaid principal balance at the time of acquisition. Management believes that the combination of the Company's loan loss allowance, net credit discount, and credit enhancement on certain loan pools are adequate to cover potential losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table sets forth at December 31, 1997 the aggregate carrying value of the Company's assets classified as substandard, doubtful, loss, and special mention according to type.

                                                                                       TOTAL      SPECIAL
                                                     SUBSTANDARD   DOUBTFUL   LOSS   CLASSIFIED   MENTION
                                                     -----------   --------   ----   ----------   -------
                                                                        (IN THOUSANDS)
Loans:
  One-to-four family...............................    $10,359       $ --     $443    $10,802     $2,257
  Commercial real estate...........................        283        285       67        635        249
  Land.............................................         --         --       --         --         --
  Home equity lines of credit and
     second mortgage...............................         --         --       --         --         --
                                                       -------       ----     ----    -------     ------
Total loans........................................    $10,642       $285     $510    $11,437     $2,506
                                                       =======       ====     ====    =======     ======
REO:
  One-to-four family...............................    $   681       $ --     $ --    $   681     $   --
                                                       -------       ----     ----    -------     ------
Total REO..........................................        681         --       --        681         --
                                                       -------       ----     ----    -------     ------
Total..............................................    $11,323       $285     $510    $12,118     $2,506
                                                       =======       ====     ====    =======     ======

     As a result of the declines in regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institution by the Federal Deposit Insurance Corporation (the "FDIC"), Office of Thrift Supervision (the "OTS"), and other state and federal regulators. Although the Company believes it has established its existing allowances for losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for losses, thereby negatively affecting the Company's financial condition and earnings.

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                 AT DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                         1997                     1996                     1995             1994
                                ----------------------   ----------------------   ----------------------   ------
                                          PERCENT OF               PERCENT OF               PERCENT OF
                                         LOANS IN EACH            LOANS IN EACH            LOANS IN EACH
                                          CATEGORY TO              CATEGORY TO              CATEGORY TO
                                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT
                                ------   -------------   ------   -------------   ------   -------------   ------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family.........  $3,271       98.80%      $2,529       97.56%      $1,939       96.11%       $667
  Multifamily.................      15        0.26           15        0.41           13        0.49          11
  Commercial real estate......     286        0.55          373        1.09          281        1.72         273
  Mixed use...................       9        0.15           12        0.32           18        0.68          --
  Land........................       8        0.08            8        0.21            8        0.14           8
  Lease financing.............      --          --           --          --           --          --          --
Home equity lines of credit
  and second mortgage loans...       5        0.16           20        0.41           28        0.83          16
Other consumer................      --          --           --          --           24        0.03          14
                                ------      ------       ------      ------       ------      ------        ----
Total allowance for loan
  losses......................  $3,594      100.00%      $2,957      100.00%      $2,311      100.00%       $989
                                ======      ======       ======      ======       ======      ======        ====

                                           AT DECEMBER 31,
                                --------------------------------------
                                    1994                 1993
                                -------------   ----------------------
                                 PERCENT OF               PERCENT OF
                                LOANS IN EACH            LOANS IN EACH
                                 CATEGORY TO              CATEGORY TO
                                 TOTAL LOANS    AMOUNT    TOTAL LOANS
                                -------------   ------   -------------
                                        (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family.........      92.81%       $468        92.20%
  Multifamily.................       0.70           9         0.90
  Commercial real estate......       2.77         329         5.73
  Mixed use...................       1.23          --           --
  Land........................       0.24           1         0.02
  Lease financing.............         --           3         0.02
Home equity lines of credit
  and second mortgage loans...       2.14           5         0.98
Other consumer................       0.11          20         0.15
                                   ------        ----       ------
Total allowance for loan
  losses......................     100.00%       $835       100.00%
                                   ======        ====       ======

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

INVESTMENT SECURITIES

     The following table sets forth the cost basis and fair value of the Company's investment portfolio at the dates indicated.

                                                               AT DECEMBER 31,
                                          ----------------------------------------------------------
                                                 1997                1996                1995
                                          ------------------   -----------------   -----------------
                                           COST       FAIR      COST      FAIR      COST      FAIR
                                           BASIS     VALUE      BASIS     VALUE     BASIS     VALUE
                                          -------   --------   -------   -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Investment Securities:
  Held to maturity:
     Corporate debt.....................  $    --   $     --   $    --   $    --   $    --   $    --
     Margin account.....................       --         --        18        18        --        --
     Other investments..................       --         --         1         1        --        --
  Available for sale:
     Municipal bonds....................    7,327      7,681     7,325     7,507    12,360    12,712
     Corporate debt.....................   18,536     19,575    22,525    23,569    22,850    23,987
     Obligations of U.S.
       government agencies..............   22,147     22,505    31,139    31,272     3,359     3,359
     Other Investments..................   25,536     25,553        --        --        --        --
     Certificate of Deposits............      499        499       499       499        --        --
                                          -------   --------   -------   -------   -------   -------
Subtotal................................   74,045     75,813    61,505    62,866    38,569    40,058
  Securities purchased under agreements
     to resell..........................       --         --     1,730     1,730        --        --
  Equity securities:
     Stock in Federal Home Loan Bank,
       Atlanta..........................   10,000     10,000     7,300     7,300     5,275     5,275
     Stock in FHLMC.....................    5,000      4,950     5,000     4,988        --        --
     Stock in Fannie Mae................    8,000      8,375     8,000     8,232        --        --
     Other corporate stock..............    2,038      2,099     1,011     1,011        --        --
                                          -------   --------   -------   -------   -------   -------
          Total.........................  $99,083   $101,237   $84,546   $86,127   $43,844   $45,333
                                          =======   ========   =======   =======   =======   =======

     The following table sets forth the scheduled maturities, carrying values, and current yields for the Company's investment portfolio of debt securities at December 31, 1997:

                                                                    AFTER ONE BUT        AFTER FIVE BUT
                                              WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS
                                             ------------------   ------------------   ------------------
                                             BALANCE   WEIGHTED   BALANCE   WEIGHTED   BALANCE   WEIGHTED
                                               DUE      YIELD       DUE      YIELD       DUE      YIELD
                                             -------   --------   -------   --------   -------   --------
                                                                (DOLLARS IN THOUSANDS)
Municipal bonds(a).........................   $ --         --%    $   577     6.35%    $ 3,692     6.50%
Corporate debt.............................     --         --          --       --       7,675     6.95
Certificates of Deposit....................     --         --         499     6.92          --       --
Obligations of U.S. Government Agencies....    539       5.95          --       --          --       --
Other Investments..........................    324       5.84      25,054     5.69         175     7.50
Equities...................................     --         --          --       --          --       --
                                              ----       ----     -------     ----     -------     ----
                                              $863       5.91%    $26,130     5.73%    $11,542     6.81%
                                              ====       ====     =======     ====     =======     ====


                                              AFTER TEN YEARS           TOTALS
                                             ------------------   -------------------
                                             BALANCE   WEIGHTED   BALANCE    WEIGHTED
                                               DUE      YIELD       DUE       YIELD
                                             -------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Municipal bonds(a).........................  $ 3,412     9.67%    $  7,681     7.90%
Corporate debt.............................   11,900     6.59       19,575     6.73
Certificates of Deposit....................       --       --          499     6.92
Obligations of U.S. Government Agencies....   21,966     6.18       22,505     6.17
Other Investments..........................       --       --       25,553     5.70
Equities...................................   25,424     6.42       25,424     6.42
                                             -------     ----     --------     ----
                                             $62,702     6.55%    $101,237     6.36%
                                             =======     ====     ========     ====

---------------
(a) Yields on tax exempt obligations are computed on a tax equivalent basis.

DEPOSITS AND OTHER SOURCES OF FUNDS

     Deposits in TeleBank as of December 31, 1997 were represented by the various categories described below:

                                                    PERCENT OF
  TERM          CATEGORY            BALANCE       TOTAL DEPOSITS
  ----          --------         --------------   --------------
                                 (IN THOUSANDS)
None      Checking Accounts         $    761            0.15%
None      Money Market Accounts      122,185           23.40%
None      Passbook Accounts              665            0.13%
          Certificates of
          Deposit
3-month   Fixed-Term,                    949            0.18%
          Fixed-Rate
6-month   Fixed-Term,                  4,414            0.84%
          Fixed-Rate
12-month  Fixed-Term,                 59,604           11.41%
          Fixed-Rate
18-month  Fixed-Term,                  8,312            1.59%
          Fixed-Rate
2-year    Fixed-Term,                 60,490           11.59%
          Fixed-Rate
30-month  Fixed-Term,                136,599           26.16%
          Fixed-Rate
3-year    Fixed-Term,                 23,404            4.48%
          Fixed-Rate
4-year    Fixed-Term,                    603            0.12%
          Fixed-Rate
5-year    Fixed-Term,                 94,804           18.15%
          Fixed-Rate
7-year    Fixed-Term,                  4,303            0.82%
          Fixed-Rate
10-year   Fixed-Term,                  5,128            0.98%
          Fixed-Rate
                                    --------          ------
Total                               $522,221          100.00%
                                    ========          ======

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company between the dates indicated:

                                    BALANCE                                     BALANCE
                                       AT         PERCENTAGE                       AT         PERCENTAGE
                                  DECEMBER 31,        OF         INCREASE     DECEMBER 31,        OF         INCREASE
            ACCOUNTS                  1997         DEPOSITS     (DECREASE)        1996         DEPOSITS     (DECREASE)
            --------              ------------    ----------    ----------    ------------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Passbook........................    $    665          0.13%      $ (1,093)      $  1,758          0.45%      $  (262)
Money market....................     122,185         23.40         12,350        109,835         28.13        34,103
Checking........................         761          0.15            452            309          0.08        (1,439)
Certificates of deposit.........     398,610         76.32        120,026        278,584         71.34        51,584
                                    --------        ------       --------       --------        ------       -------
          Total.................    $522,221        100.00%      $131,735       $390,486        100.00%      $83,986
                                    ========        ======       ========       ========        ======       =======

                                    BALANCE
                                       AT         PERCENTAGE
                                  DECEMBER 31,        OF
            ACCOUNTS                  1995         DEPOSITS
            --------              ------------    ----------
                                    (DOLLARS IN THOUSANDS)
Passbook........................    $  2,020          0.66%
Money market....................      75,732         24.71
Checking........................       1,748          0.57
Certificates of deposit.........     227,000         74.06
                                    --------        ------
          Total.................    $306,500        100.00%
                                    ========        ======

     The following table sets forth certificates of deposit and money market accounts in the Company classified by rates at the dates indicated.

                                                     AT DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                      (IN THOUSANDS)
 0 -  1.99%................................  $      5    $  5,235    $     --
 2 -  3.99%................................        --         148          --
 4 -  5.99%................................   231,048     210,481     141,750
 6 -  7.99%................................   289,046     170,056     158,375
 8 -  9.99%................................       696       1,709       1,817
10 - 11.99%................................        --         790         790
                                             --------    --------    --------
                                             $520,795    $388,419    $302,732
                                             ========    ========    ========

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                          CERTIFICATES
                                                           OF DEPOSIT
                                                         --------------
                                                         (IN THOUSANDS)
Three months or less...................................     $ 3,379
Three through six months...............................       3,174
Six through twelve months..............................      11,779
Over twelve months.....................................      29,208
                                                            -------
          Total........................................     $47,540
                                                            =======

BORROWINGS

     Although deposits are the Company's primary source of funds, the Company also utilizes borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta and securities sold under agreements to repurchase as alternative funding sources. As a member of the FHLB system, which, among other things, functions in a reserve credit capacity for savings institutions, the Company is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States of America) provided certain creditworthiness standards have been met. See "-- Regulation."

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

                                                        1997       1996        1995
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Weighted average balance during the year............  $117,431    $68,920    $ 97,692
Weighted average interest rate during the year......      5.76%      5.77%       6.29%
Maximum month-end balance during the year...........  $279,909    $97,416    $119,507
Mortgage-backed securities underlying the agreements
  as of the end of the year:
  Carrying value, including accrued interest........  $104,736    $22,856    $103,590
Estimated market value..............................  $104,696    $22,804    $103,891
Agencies:
  Carrying value, including accrued interest........  $190,820    $38,562    $ 10,499
  Estimated market value............................  $190,804    $38,621    $ 10,594

     The following table sets forth information regarding the weighted average interest rates and the highest and average month end balances of the Company's borrowings.

                                                 AT OR                                          AT OR
                                          FOR THE YEAR ENDED                             FOR THE YEAR ENDED
                                           DECEMBER 31, 1997                              DECEMBER 31, 1996
                       ---------------------------------------------------------   -------------------------------
                                  WEIGHTED    MAXIMUM    WEIGHTED     AVERAGE                 WEIGHTED    MAXIMUM
                        ENDING    AVERAGE    AMOUNT AT   AVERAGE      WEIGHTED      ENDING    AVERAGE    AMOUNT AT
      CATEGORY         BALANCE      RATE     MONTH-END   BALANCE    AVERAGE RATE   BALANCE      RATE     MONTH-END
      --------         --------   --------   ---------   --------   ------------   --------   --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Advances from the
  FHLB of Atlanta....  $200,000     5.71%    $200,000    $160,749       5.66%      $144,800     5.94%    $154,500
Securities sold under
  agreement to
  repurchase.........  $279,909     5.91%    $279,909    $117,431       5.76%      $ 57,581     5.69%    $ 97,416

                                AT OR                                      AT OR
                         FOR THE YEAR ENDED                         FOR THE YEAR ENDED
                          DECEMBER 31, 1996                          DECEMBER 31, 1995
                       -----------------------   ---------------------------------------------------------
                       WEIGHTED     AVERAGE                 WEIGHTED    MAXIMUM    WEIGHTED     AVERAGE
                       AVERAGE      WEIGHTED      ENDING    AVERAGE    AMOUNT AT   AVERAGE      WEIGHTED
      CATEGORY         BALANCE    AVERAGE RATE   BALANCE      RATE     MONTH-END   BALANCE    AVERAGE RATE
      --------         --------   ------------   --------   --------   ---------   --------   ------------
                                                     (DOLLARS IN THOUSANDS)
Advances from the
  FHLB of Atlanta....  $120,633       5.91%      $105,500     5.87%    $106,800    $104,110       6.06%
Securities sold under
  agreement to
  repurchase.........  $ 68,920       5.77%      $ 93,905     6.06%    $119,507    $ 97,692       6.29%

SUBSIDIARIES

     During the second quarter of 1996, through TSC, TeleBank funded 50% of the capital commitment to AGT. AGT services performing loans and workouts for troubled or defaulted loans for a fee. The Company ceased operation of AGT on July 31, 1997. TeleBank also provided in the second quarter of 1996, 50% of the capital commitment to AGT PRA. The primary business of AGT PRA is its investment in PRA. PRA acquires and collects delinquent consumer debt obligations for its own portfolio.

     In February 1997, TeleBanc acquired TCM, a registered investment advisor, funds manager and broker-dealer specializing in mortgages and mortgage-related securities. In June 1997, the Company formed TCT I, which sold shares of trust preferred securities, Series A in a private placement, for a total of $10.0 which proceeds were used to invest in the TCT I Junior Subordinated Debentures.

EMPLOYEES

     At December 31, 1997, the Company had approximately 58 full-time employees. Management considers its relations with its employees to be excellent. TeleBank's employees are not represented by any collective bargaining group.

REGULATION

  General

     The Company, as a savings and loan holding company, and TeleBank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. TeleBank also is subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report as to the impact of certain laws, rules and regulations on the operations of the Company and TeleBank. Set forth below is a description of certain recent regulatory developments.

     In September 1996, legislation (the "1996 Legislation") was enacted to address the undercapitalization of the Savings Association Insurance Fund (the "SAIF"), of which TeleBank is a member. As a result of the 1996 Legislation, the FDIC imposed a one-time special assessment of 0.657% on deposits insured by the SAIF as of March 31, 1995. TeleBank incurred a one-time charge of $1.7 million (before taxes) to pay for the special assessment based upon its level of SAIF deposits as of March 31, 1995. After the SAIF was deemed to be recapitalized, TeleBank's deposit insurance premiums to the SAIF were reduced as of September 30, 1996. TeleBank expects that its future deposit insurance premiums will continue to be lower than the premiums it paid prior to the recapitalization.

     The 1996 Legislation also contemplates the merger of the SAIF with the Bank Insurance Fund (the "BIF"), which generally insures deposits in national and state-chartered banks. The combined deposit insurance fund, which would be formed no earlier than January 1, 1999, would insure deposits at all FDIC-insured depository institutions. As a condition to the combined insurance fund, however, the 1996 Legislation contemplates that no insured depository institution would be chartered as a savings association (such as TeleBank). Several proposals for abolishing the federal thrift charter were introduced in Congress during 1997 in bills addressing financial services modernization, including a proposal from the U.S. Department of the Treasury developed pursuant to requirements of the 1996 Legislation. While no legislation was enacted in 1997, financial modernization legislation continues to be discussed by Congress. In the most recent proposal introduced in Congress, the thrift charter would be preserved, but the OTS would become a division of the Office of the Comptroller of the Currency, the agency that regulates national banks, and thrifts would become subject to national bank branching rules. In addition, the legislation would require thrifts to hold 10% of their assets in home mortgages, and only mortgage-backed securities backed by residential mortgages originated by the thrift would count towards meeting this threshold. The Company does not believe that the proposed changes to the thrift charter or the change in OTS status would have a material effect on its operations. The

Company, however, is unable to predict what form any final legislation will take. If final legislation is passed abolishing the federal thrift charter, TeleBank could be required to convert its federal charter to either a national bank charter, a new federal type of bank charter or a state depository institution charter.

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

     Various proposals were introduced in Congress in 1997 to permit the payment of interest on required reserve balances, and to permit savings institutions and other regulated financial institutions to pay interest on business demand accounts. While this legislation appears to have strong support from many constituencies, the Company is unable to predict whether such legislation will be enacted.

     During 1997, the OTS continued its comprehensive review of its regulations to eliminate duplicative, unduly burdensome, and unnecessary regulations. The OTS has revised or has proposed revising regulations addressing electronic banking operations, capital distributions, liquidity requirements, deposit accounts, and application processing. The proposal on electronic banking operations would expand the services that TeleBank can provide electronically by permitting savings institutions to engage in any activity through electronic means that they may conduct through more traditional delivery mechanisms, including opening new deposit accounts and the establishment of loan accounts. The proposal also would allow savings institutions to market and sell electronic capacities and by-products to third parties if the capacities and by-products are acquired or developed in good faith as part of providing financial services.

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

ITEM 2. PROPERTIES

     The Company leases its principal office located at 1111 North Highland Street, Arlington, Virginia 22201. The Company leases approximately 19,000 square feet in that location. The lease expires in 2005. During 1997, the Company also operated from an office that it subleases from Danzinger and Danzinger, a law firm, in New York.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded over the counter under the symbol "TBFC." The following table sets forth the closing sale prices for the Common Stock for the periods indicated.

Initial offering     $6.125

                                                             HIGH       LOW
                                                            ------    -------
1996
1st quarter...............................................  $ 8.00    $  7.50
2nd quarter...............................................  $ 9.75    $  8.00
3rd quarter...............................................  $10.00    $ 8.875
4th quarter...............................................  $13.25    $  9.75
1997
1st quarter...............................................  $17.00    $ 12.00
2nd quarter...............................................  $17.50    $ 12.50
3rd quarter...............................................  $19.00    $ 15.75
4th quarter...............................................  $18.75    $ 17.50

     No dividends were paid in 1996 and 1997. The closing per share bid price of the Common Stock on December 31, 1997 was $17.75. The approximate number of holders of record of the Company's Common Stock at December 31, 1997 was less than 300.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                              1997         1996        1995        1994        1993
                                                           ----------    --------    --------    --------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Interest income..........................................  $   59,301    $ 45,800    $ 40,511    $ 22,208    $ 16,667
Interest expense.........................................      46,063      34,815      31,946      17,513      11,828
    Net interest income..................................      13,238      10,985       8,565       4,695       4,839
Provision for loan losses................................         921         919       1,722         492         211
Non-interest income......................................       4,093       2,756       3,777         175       1,157
Selling, general and administrative expenses.............       9,042       8,375       5,561       3,503       2,997
Other non-interest operating expenses....................       1,100         700         679         153         739
    Income before income taxes and cumulative effect of
      change in accounting principle.....................       6,268       3,747       4,380         722       2,049
Income tax expense.......................................       1,657       1,195       1,660         182         842
Cumulative effect of change in accounting principle......          --          --          --          --         170
Minority interest........................................         394          --          --          --          --
Preferred stock dividend.................................         546          --          --          --          --
    Net income available to common stockholders..........  $    3,671    $  2,552    $  2,720    $    540    $  1,377
Earnings per share:
  Basic..................................................  $     1.68    $   1.25    $   1.33    $   0.31    $   1.06
  Diluted................................................  $     1.14    $   1.16    $   1.33    $   0.31    $   1.06
Weighted average shares:
  Basic..................................................       4,383       4,099       4,099       3,498       2,599
  Diluted................................................       7,411       4,406       4,104       3,498       2,599

                                                                            YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                              1997         1996        1995        1994        1993
                                                           ----------    --------    --------    --------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Financial Condition Data:
Total assets.............................................  $1,100,352    $647,965    $553,943    $427,292    $220,301
Loans receivable, net....................................     540,704     351,821     248,492     154,742     100,859
Mortgage-backed securities(1)............................     319,203     184,743     234,385     236,464      80,782
Investment securities(1).................................      91,237      78,826      40,058      12,444      18,110
Retail savings and certificates of deposit...............     522,221     390,486     306,500     212,411     113,132
Advances from the FHLB...................................     200,000     144,800     105,500      96,000      61,000
Securities sold under agreements to repurchase...........     279,909      57,581      93,905      79,613      29,642
Trust preferred securities(2)............................       9,572          --          --          --          --
Total stockholders equity................................      45,824      24,658      21,565      17,028      12,378
Other Financial and Operating Data:
Return on average total assets...........................        0.45%       0.61%(3)     0.53%      0.17%       0.61%
Return on average stockholders' equity...................        9.17%      16.50%(3)    14.10%      3.17%      11.79%
S,G&A expenses to total assets...........................        0.82%       1.03%(3)     1.00%      0.82%       1.36%
Number of deposit accounts...............................      21,817      16,506      12,919       8,564       2,932
Capital Ratios of TeleBank:
  Core...................................................        5.06%       5.08%       5.31%       6.27%       5.39%
  Tangible...............................................        5.06        5.07        5.36        6.35        5.38
  Total capital..........................................       11.91       10.41       11.74       15.96       14.75

---------------
(1) Includes available-for-sale, held-to-maturity, held-for-sale, and trading.
(2) Consists of 10,000 shares of Company-Obligated Mandatorily Redeemable Capital Securities of a subsidiary trust, TCT I. TCT I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in the TCT I Junior Subordinated Debentures issued by the Company. See Note 12 to Consolidated Financial Statements.
(3) Excludes one-time pre-tax charge of $1.7 million ($1.1 million after tax) to recapitalize the SAIF. Giving effect to the charge, return on average assets, return on average stockholders' equity, and selling, general and administrative expenses to total assets for 1996 were 0.42%, 11.4% and 1.29%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has adopted a branchless banking strategy through which it offers financial products and services to customers nationwide using alternative delivery platforms, including telephone, Internet, automatic teller machines, facsimile and mail. Prior to its acquisition by members of present management in 1989, the Company operated as a traditional community savings bank. In 1989, management changed the Company's growth strategy using direct marketing to offer high value financial products and services, which generally offer higher interest rates or lower fees than those offered by traditional financial institutions.

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

     The Company's asset acquisition strategy is to purchase pools of mortgages secured by one-to-four family residences and mortgage-related securities. The Company does not currently originate loans. The Company believes that by purchasing a seasoned and geographically diverse loan portfolio, it reduces expenses related to loan origination, and is able to actively manage credit quality risk.

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

     The Company plans to build the "TeleBank" franchise identity based on its high value savings and investment and other financial products, superior customer service and anywhere, anytime convenience. The Company believes that associating its brand name with its services and delivery channels will enable it to capture the growing market of customers who are increasingly relying on alternative channels for the delivery of their financial services. In pursuing this strategy, the Company plans to increase significantly its marketing expenditures for the foreseeable future to implement a targeted, national advertising campaign and marketing initiative.

DFC ACQUISITION

     Consistent with its operating strategy, the Company has signed an agreement to acquire Direct Financial Corporation ("DFC"), a thrift holding company, and its federally chartered savings bank subsidiary, Premium Bank, F.S.B., in a transaction expected to be consummated in the summer of 1998, subject to regulatory approval. The Company is acquiring DFC because DFC has employed a direct marketing strategy similar to that of the Company, and thus presents the opportunity for the Company to acquire the deposits and customers of a financial institution without acquiring significant infrastructure. DFC currently operates from a single branch in New Jersey located approximately 30 miles outside of Philadelphia, Pennsylvania, and its customer and deposit base is concentrated in the mid-Atlantic region of the United States. The Company does not intend to retain any significant portion of DFC's employees and intends to close DFC's single branch location. DFC also originates residential mortgage loans, although the Company intends to discontinue mortgage loan origination upon its acquisition of DFC. DFC also offers credit cards to its customers through a relationship with First Data Resources and Card Management Services. In 1998, in reliance upon DFC's existing credit card relationships, the Company also intends to offer its customers a co-branded credit card.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

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

     Interest Expense. Total interest expense increased by $11.3 million to $46.1 million for the year ended December 31, 1997 from $34.8 million for the year ended December 31, 1996, an increase of 32.5%. The increase is attributable to both an increase in interest-bearing liabilities and a slight increase in the average interest rate paid.

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

     Non-interest Income. Total non-interest income increased by $1.3 million to $4.1 million for the year ended December 31, 1997, from $2.8 million for the year ended December 31, 1996, an increase of 46.4%. Non-interest income increased primarily because the Company recognized $1.2 million of non-interest income as gain on trading securities during 1997. In addition, the Company recognized an $864,000 decline in equity investment primarily attributable to the write-off of the equity investment by TeleBank in AGT, which had provided loan servicing services for a fee and ceased operations in July 1997.

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

     Other non-interest expenses increased $1.1 million to $4.1 million during the year ended December 31, 1997 from $3.0 million during the year ended December 31, 1996, an increase of 36.7%, primarily as a result of increased advertising expenses, increased office occupancy costs and an increased amortization of purchased mortgage servicing rights.

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

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

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

     Interest Expense. Total interest expense increased by $2.9 million to $34.8 million for the year ended December 31, 1996 from $31.9 million for the year ended December 31, 1995, an increase of 9.1%. The increase is attributable to an increase in interest-bearing liabilities, offset in part by a decline in interest cost.

     Loan Loss Provision. The provision for loan losses declined to $919,000 for the year ended December 31, 1996, compared to $1.7 million for the year ended December 31, 1995, despite a significant increase in the size of the loan portfolio, primarily because the Company experienced a low level of actual net charge-offs due in part to its focus on residential mortgage assets. The total loan loss allowance as of December 31, 1996 was $3.0 million from $2.3 million at December 31, 1995, which were 0.80% and 0.90% of total loans outstanding at such dates, respectively. Total loan loss allowance as a percentage of total non-performing loans was 26.3% as of December 31, 1996, compared to 43.4% as of December 31, 1995.

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

     Other non-interest expenses increased slightly because of an increase in amortization of purchased mortgage servicing rights, offset by a decline in REO expense.

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

QUARTERLY RESULTS

     The following table sets forth certain selected unaudited quarterly financial data of the Company for each of the eight quarters in the two year period ended December 31, 1997. The consolidated financial data presented below have been prepared on a basis consistent with the Company's audited Consolidated Financial Statements included elsewhere in this Annual Report and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. This information should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                     THREE MONTHS ENDED
                                  -----------------------------------------------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1996        1996       1996        1996       1997        1997       1997        1997
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                         (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Interest income.................   $11,131    $11,364     $11,871    $11,433     $12,837    $15,275     $14,821    $16,368
Interest expense................     8,357      8,449       9,034      8,975       9,878     11,865      11,548     12,772
                                   -------    -------     -------    -------     -------    -------     -------    -------
          Net interest income...     2,774      2,915       2,837      2,458       2,959      3,410       3,273      3,596
Provision for loan losses.......       419        200         125        175         243        308         120        250
Non-interest income.............       605        291         540      1,320         607      1,244       1,084      1,158
SG&A............................     1,679      1,749       3,287      1,660       1,897      2,251       2,078      2,816
Other non-interest operating
  expenses......................       300         81         247         71         208        202         260        430
                                   -------    -------     -------    -------     -------    -------     -------    -------
Income before income taxes and
  minority interest.............       981      1,176        (282)     1,872       1,218      1,893       1,899      1,258
Income tax expense..............       332        417        (220)       667         355        618         709        (25)
Minority interest in
  subsidiary....................        --         --          --         --          --         67         285         42
                                   -------    -------     -------    -------     -------    -------     -------    -------
Net income......................       649        759         (62)     1,205         863      1,208         905      1,241
Preferred stock dividends.......        --         --          --         --          60        162         162        162
Net income available to common
  stockholders..................   $   649    $   759     $   (62)   $ 1,205     $   803    $ 1,046     $   743    $ 1,079
                                   =======    =======     =======    =======     =======    =======     =======    =======
Basic earnings per share........   $  0.32    $  0.37     $ (0.03)   $  0.59     $  0.38    $  0.48     $  0.33    $  0.48
Diluted earnings per share......      0.31       0.36       (0.03)      0.52        0.30       0.31        0.22       0.31

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

     Loans receivable, net and loans receivable held-for-sale, increased $188.9 million to $540.7 million at December 31, 1997 from $351.8 million at December 31, 1996, an increase of 53.7%. The increase reflects whole loan purchases of $342.9 million, offset in part by $95.1 million of principal repayments and $60.7 million of loans sold in 1997. During 1996, the Company recorded whole loan purchases of $183.1 million, offset in part by $50.2 million of principal repayments and $27.1 million of loans sold. In mid-1996, as part of a change in its loan investment strategy, the Company reclassified certain loans as "loans held-for-sale." Loans held-for-sale generally are susceptible to sale after restructuring or credit enhancement and are recorded at the lower of cost or market.

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

     Deposits increased $131.7 million to $522.2 million at December 31, 1997 from $390.5 million at December 31, 1996, an increase of 33.7%, largely as a result of the Company's continued targeted marketing efforts to attract money market accounts and certificates of deposit ("CDs"). During the year ended December 31, 1997, approximately $25.9 million of interest was credited to deposit accounts and deposits exceeded withdrawals by $105.8 million, resulting in the net overall increase in deposits. During 1997, the Company completed a systems conversion to an integrated platform for marketing, deposit operations, and accounting and finance, to support future growth and the introduction of new products and services.

     FHLB advances increased $55.2 million to $200.0 million at December 31, 1997, from $144.8 million at December 31, 1996, an increase of 38.1%. Other borrowings, composed of securities sold under agreements to repurchase, increased $222.3 million to $279.9 million at December 31, 1997 from $57.6 million at December 31, 1996, an increase of 385.9%. At December 31, 1997, subordinated debt, net of original issue discount, consisting of the 9.5% Senior Subordinated Debentures of the Company (the "9.5% Subordinated Debentures") issued in February 1997, and the 11.5% Subordinated Debentures of the Company (the "11.5% Subordinated Debentures" and, together with the 9.5% Subordinated Debentures, the "Subordinated Debentures") issued by the Company in the second quarter of 1994, totaled $29.6 million. In June 1997, the Company formed TCT I for the purpose of offering and selling in a private placement an aggregate of $10.0 million in shares of Capital Securities, Series A, which have an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997.

     Stockholders' equity increased $21.1 million to $45.8 million at December 31, 1997 from $24.7 million at December 31, 1996. The increase is the result of the receipt of $15.3 million in proceeds from the issuance of the Series A Voting Convertible Preferred Stock (the "Series A Preferred Stock"), Series B Nonvoting Convertible Preferred Stock and Series C Nonvoting Convertible Preferred Stock (collectively, the "Preferred Stock") in February 1997, the receipt of $1.5 million from the issuance of 162,461 shares of Common Stock in February 1997 in exchange for the assets of Arbor Capital Partners Inc., a former affiliate of the Company, $4.6 million in net income, and an unrealized gain on securities available for sale of $642,000, net of taxes, in 1997, which increased the Company's stockholders' equity, but did not impact the Company's results of operations.

LIQUIDITY

     Liquidity represents the Company's ability to raise funds to support asset growth, fund operations and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to otherwise meet its ongoing obligations. During the past three years, the Company has met its liquidity needs primarily through financing activities, consisting principally of increases in core deposit accounts, maturing short-term investments, loans and repayments of investment securities, and to a lesser extent, sales of loans or securities. The Company believes that it will be able to renew or replace its funding sources at then-existing market rates, which may be higher or lower than current rates. Pursuant to applicable OTS regulations, TeleBank is required to maintain an average liquidity ratio of 5.0% of certain borrowings and its deposits, which requirement it fully met during 1997 and 1996. Effective November 24, 1997, this requirement has been lowered to 4.0%.

     The Company seeks to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, accounts that maintain a relatively high balance and time deposit accounts provide a relatively stable source of funding. At December 31, 1997, the average account balance at TeleBank was $24,000, and the average customer maintained 1.6 accounts with TeleBank, which the Company believes are relatively high statistics compared to the customer and account base at most traditional depository institutions. Savings deposits increased $11.7 million to $123.6 million during the year ended December 31, 1997, an increase of 10.5%. CDs increased $120.0 million to $398.6 million during the year ended December 31, 1997, an increase of 43.1%.

     The following table shows the changes in deposits for each of the periods indicated:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1995        1996        1997
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of period.............  $212,411    $306,500    $390,486
Deposits in excess of withdrawals..........    76,866      62,629     105,777
Interest credited on deposits..............    17,223      21,357      25,958
                                             --------    --------    --------
Balance at end of period...................  $306,500    $390,486    $522,221
                                             ========    ========    ========

     The Company also relies upon borrowed funds to provide liquidity. The Company's total borrowings increased $277.5 million to $479.9 million at December 31, 1997, an increase of 137.1%. Advances from the FHLB increased $55.2 million to $200.0 million during 1997, an increase of 38.1%. Securities sold under agreements to repurchase increased $222.3 million to $279.9 million at December 31, 1997, an increase of 386.1%. At December 31, 1997, TeleBank had approximately $154.0 million in additional borrowing capacity.

     At December 31, 1997, the Company had outstanding approximately $31.0 million face amount of Subordinated Debentures. In addition, at the same date, the Company also had outstanding $10.0 million face amount of the TCT I Junior Subordinated Debentures and $16.2 million of Preferred Stock. The Company's aggregate annual interest expense on the Subordinated Debentures and the TCT I Junior Subordinated Debentures is $4.4 million and the annual dividend payment on the cumulative Preferred Stock is $648,000. Subject to the approval of the OTS and compliance with federal regulations, TeleBank pays a dividend to the Company semi-annually in an amount equal to the aggregate debt service and dividend obligations. Under the terms of the indenture pursuant to which the 11.5% Subordinated Debentures were issued and the terms of the TCT I Junior Subordinated Debentures, the Company presently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $3.3 million, which represents 100% of the aggregate interest expense for one year on both the 11.5% Subordinated Debentures and the TCT I Junior Subordinated Debentures. The Company had $48.6 million in liquid assets at December 31, 1997.

CAPITAL

     At December 31, 1997, TeleBank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for "well capitalized" institutions under OTS regulations.

     The following table sets forth TeleBank's regulatory capital levels at December 31, 1997 in relation to the regulatory requirements in effect at that date. The information below is based upon the Company's understanding of the regulations and interpretations currently in effect and may be subject to change.

                                                                                          REQUIRED TO BE WELL
                                                                        REQUIRED FOR       CAPITALIZED UNDER
                                                                          CAPITAL          PROMPT CORRECTIVE
                                                       ACTUAL        ADEQUACY PURPOSES     ACTION PROVISIONS
                                                   ---------------   ------------------   -------------------
                                                   AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT      RATIO
                                                   -------   -----   ---------   ------   ---------   -------
                                                                     (DOLLARS IN THOUSANDS)
As of December 31, 1996:
  Core Capital (to adjusted tangible assets).....  $31,726    5.08   >$24,999     >4.0    >$31,248     > 5.0
  Tangible Capital (to tangible assets)..........   31,711    5.07   >  9,374     >1.5         N/A       N/A
  Tier I Capital (to risk weighted assets).......   31,726    9.69        N/A      N/A    > 19,654     > 6.0
    Total Capital (to risk weighted assets)......   34,104   10.41%  > 26,205     >8.0%   > 32,756     >10.0%
As of December 31, 1997:
  Core Capital (to adjusted tangible assets).....  $52,617    5.06   >$41,606     >4.0    >$52,008     > 5.0
  Tangible Capital (to tangible assets)..........   52,608    5.06   > 15,602     >1.5         N/A       N/A
  Tier I Capital (to risk weighted assets).......   52,617   11.25        N/A      N/A    > 28,057     > 6.0
    Total Capital (to risk weighted assets)......   55,701   11.91%  > 37,409     >8.0%   > 46,761     >10.0%

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

                                                 1996 VS. 1995                  1997 VS. 1996
                                         -----------------------------   ---------------------------
                                          INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                                         -----------------------------   ---------------------------
                                         VOLUME      RATE      TOTAL     VOLUME     RATE      TOTAL
                                         -------   --------   --------   -------   -------   -------
                                                               (IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net(1).............  $ 6,333   $   (968)  $  5,365   $12,732   $(1,092)  $11,640
  Mortgage-backed and related
     securities........................   (9,307)    (9,307)   (18,614)       --        --        --
  Investment securities(2).............       16       (134)      (118)      220       (27)      193
  Mortgage-backed and related
     securities available for sale.....   16,404        (45)    16,359       373      (682)     (309)
  Investment securities available for
     sale(3)...........................    2,194       (305)     1,889       809         8       817
  Federal funds sold...................        2         (8)        (6)       54         2        56
  Trading account......................       17       (185)      (168)      562       562     1,124
                                         -------   --------   --------   -------   -------   -------
          Total interest-earning
            assets.....................  $15,659   $(10,952)  $  4,707   $14,750   $(1,229)  $13,521
                                         =======   ========   ========   =======   =======   =======
Interest-bearing liabilities:
  Savings deposits.....................  $ 2,803   $   (100)  $  2,703   $ 1,111   $   454   $ 1,565
  Time deposits........................    2,208       (596)     1,612     3,315      (279)    3,036
  FHLB advances........................      972       (292)       680     2,400       796     3,196
  Other borrowings.....................   (1,778)      (446)    (2,224)    2,838      (466)    2,372
  Subordinated debt....................       --        112        112     1,207      (128)    1,079
                                         -------   --------   --------   -------   -------   -------
          Total interest-bearing
            liabilities................    4,205     (1,322)     2,883    10,871       377    11,248
                                         -------   --------   --------   -------   -------   -------
Change in net interest income..........  $11,454   $ (9,630)  $  1,824   $ 3,879   $(1,606)  $ 2,273
                                         =======   ========   ========   =======   =======   =======

---------------
(1) Includes mortgage and other loans.

(2) Includes interest-bearing deposits, repurchase agreements, investment securities held to maturity, and FHLB stock.

(3) Interest income and average yields on municipal bonds, included in investment securities, are presented on a tax equivalent basis.

YIELD TABLE

     The following table presents certain consolidated balance sheet data, income and expense and related interest yields and rates at December 31, 1997, and for each of the preceding three years as set forth below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which is traditionally used as an indication of the profitability of a savings institution. Another indicator of an institution's profitability is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

                                       1995                               1996
                                     AVERAGE    INTEREST    AVERAGE     AVERAGE    INTEREST    AVERAGE        1997
                                     BALANCE    INC./EXP   YIELD/COST   BALANCE    INC./EXP   YIELD/COST    BALANCE
                                     --------   --------   ----------   --------   --------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net............  $201,737   $17,726        8.80%    $279,038   $23,089        8.28%    $  540,704
  Mortgage-backed and related
    securities.....................   233,728    18,614        7.96           --        --          --             --
  Investment securities............    13,627       990        7.27       12,841       871        6.79         54,241
  Mortgage-backed and related
    securities, available for
    sale...........................    19,138     1,597        8.35      221,656    17,955        8.10        319,203
  Investment securities, available
    for sale.......................    25,516     2,071        8.12       61,169     3,959        6.47         91,237
  Federal funds sold...............       810        49        6.05          842        44        5.22         45,750
  Trading account..................     1,932       166        8.59           --        --          --         21,110
                                     --------   -------      ------     --------   -------      ------     ----------
        Total interest-earning
          assets...................  $496,488   $41,213        8.31%    $575,546   $45,918        7.98%    $1,072,245
                                     --------   -------      ------     --------   -------      ------     ----------
Non-interest earning assets........    15,388                             26,929                               28,107
                                     --------                           --------                           ----------
        Total assets...............  $511,876                           $602,475                           $1,100,352
                                     ========                           ========                           ==========
Interest-bearing liabilities:
  Savings deposits.................  $ 41,387   $ 2,111        5.10%    $ 99,346   $ 4,815        4.85%    $  123,611
  Time deposits....................   223,745    14,922        6.67      258,870    16,542        6.39        398,610
  Brokered callable certificates of
    deposit........................        --        --          --           --        --          --             --
  FHLB advances....................    94,718     5,985        6.32      120,678     6,689        5.54        200,000
  Other borrowings.................   107,330     6,839        6.37       68,154     4,569        6.70        279,909
  Subordinated debt, net...........    17,250     2,089       12.11       17,250     2,200       12.75         29,614
                                     --------   -------      ------     --------   -------      ------     ----------
        Total interest-bearing
          liabilities..............  $484,430   $31,946        6.59%    $564,298   $34,815        6.14%    $1,031,744
                                     --------   -------      ------     --------   -------      ------     ----------
Non-interest-bearing liabilities...     8,150                             15,900                               13,212
                                     --------                           --------                           ----------
        Total liabilities..........  $492,580                           $580,198                           $1,044,956
Trust preferred securities.........        --                                 --                                9,572
        Total stockholders'
          equity...................    19,296                             22,277                               45,824
                                     --------                           --------                           ----------
        Total liabilities and
          stockholders' equity.....  $511,876                           $602,475                           $1,100,352
                                     ========                           ========                           ==========
Excess of interest-earning assets
  over interest-bearing
  liabilities/net interest
  income...........................  $ 12,058   $ 9,267                 $ 11,248   $11,103                 $   40,501
                                     ========   =======                 ========   =======                 ==========
Net interest spread................                            1.72%                              1.84%
                                                             ======                             ======
Net interest margin(1).............                            1.87%                              1.94%
                                                             ======                             ======
Ratio of interest-earning assets to
  interest-bearing liabilities.....                          102.49%                            101.99%
                                                             ======                             ======

                                       1997
                                     AVERAGE    INTEREST     AVERAGE
                                     BALANCE    INC./EXP.   YIELD/COST
                                     --------   ---------   ----------
                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net............  $441,819    $34,729        7.86%
  Mortgage-backed and related
    securities.....................        --         --          --
  Investment securities............    16,203      1,064        6.48
  Mortgage-backed and related
    securities, available for
    sale...........................   226,064     17,646        7.81
  Investment securities, available
    for sale.......................    73,649      4,776        6.49
  Federal funds sold...............     1,844        100        5.37
  Trading account..................    12,581      1,124        8.81
                                     --------    -------      ------
        Total interest-earning
          assets...................  $772,160    $59,439        7.70%
                                     --------    -------      ------
Non-interest earning assets........    41,465
                                     --------
        Total assets...............  $813,625
                                     ========
Interest-bearing liabilities:
  Savings deposits.................  $120,901    $ 6,380        5.28%
  Time deposits....................   311,740     19,578        6.28
  Brokered callable certificates of
    deposit........................        --         --          --
  FHLB advances....................   160,681      9,885        6.07
  Other borrowings.................   117,515      6,941        5.83
  Subordinated debt, net...........    27,434      3,279       11.95
                                     --------    -------      ------
        Total interest-bearing
          liabilities..............  $738,271    $46,063        6.21%
                                     --------    -------      ------
Non-interest-bearing liabilities...    25,719
                                     --------
        Total liabilities..........  $763,990
Trust preferred securities.........     9,597
        Total stockholders'
          equity...................    40,038
                                     --------
        Total liabilities and
          stockholders' equity.....  $813,625
                                     ========
Excess of interest-earning assets
  over interest-bearing
  liabilities/net interest
  income...........................  $ 33,889    $13,376
                                     ========    =======
Net interest spread................                             1.49%
                                                              ======
Net interest margin(1).............                             1.73%
                                                              ======
Ratio of interest-earning assets to
  interest-bearing liabilities.....                           104.59%
                                                              ======

---------------
(1) Net interest margin is the ratio of annualized net interest income to average interest-earning assets.

     As a result of the Company's strategy of offering high value savings and investment products through alternative distribution channels, the Company's interest rate spread is lower than that of traditional depository institutions. The Company's interest rate spread was 1.49%, 1.84%, and 1.72% for 1997, 1996, and 1995, respectively. The Company's net interest margin on interest-earning assets for such periods was 1.73%, 1.94%, and 1.87%, respectively.

INTEREST RATE SENSITIVITY MANAGEMENT

     The Company actively monitors its net interest rate sensitivity position. Effective interest rate sensitivity management seeks to ensure that net interest income and the market value of equity are protected from the impact of changes in interest rates.

     The Company employs an interest rate risk management process that allows risk-taking within well-defined limits. The Company has implemented a risk measurement guideline employing "market value of equity" and "gap' methodologies and other measures. By actively managing the maturities of its interest-sensitive assets and liabilities, the Company seeks to maintain relatively consistent net interest spreads and mitigate much of the interest rate risk associated with such assets and liabilities.

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

     The Company also monitors its assets and liabilities by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income; conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1997.

                                                         REPRICING   REPRICING   REPRICING   REPRICING
                                BALANCE AT                WITHIN      WITHIN      WITHIN       MORE
                               DECEMBER 31,   PERCENT       0-3        4-12         1-5        THAN
                                   1997       OF TOTAL    MONTHS      MONTHS       YEARS      5 YEARS
                               ------------   --------   ---------   ---------   ---------   ---------
                                                           (IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net......   $  540,704      50.43%   $  62,981   $ 174,892   $204,997    $ 97,834
  Mortgage-backed securities,
     available for sale and
     trading.................      340,313      31.74      127,191     104,601     61,715      46,805
  Investment securities
     available for sale,
     interest-bearing
     accounts and FHLB
     stock...................       91,237       8.51       15,158         638     61,934      13,507
  Federal funds sold and
     interest bearing
     deposits................       99,991       9.32       99,991          --         --          --
                                ----------     ------    ---------   ---------   --------    --------
Total interest-earning
  assets.....................    1,072,245     100.00%     305,321     280,131    328,647     158,146
                                               ======
Non-interest-earning
  assets:....................       28,107
                                ----------
  Total assets...............   $1,100,352
                                ==========
Interest-bearing liabilities:
  Savings deposits...........   $  123,611      11.98%   $ 123,611   $      --   $     --    $     --
  Time deposits..............      398,610      38.63       23,414     102,348    266,838       6,010
  FHLB advances..............      200,000      19.39      200,000          --         --          --
  Other borrowings...........      279,909      27.13      279,909          --         --          --
  Subordinated debt..........       29,614       2.87           --          --     12,937      16,667
                                ----------     ------    ---------   ---------   --------    --------
  Total interest-bearing
     liabilities.............    1,031,744     100.00%     626,934     102,348    279,775      22,687
                                               ======
Non-interest-bearing
  liabilities................       13,212
                                ----------
  Total liabilities..........    1,044,956
  Total trust preferred......        9,572
  Stockholders' equity.......       45,824
                                ----------
  Total liabilities and
     stockholders' equity....   $1,100,352
                                ==========
Periodic repricing difference
  (periodic gap).............                            $(321,613)  $ 177,783   $ 48,872    $135,459
Cumulative repricing
  difference (cumulative
  gap).......................                            $(321,613)  $(143,830)  $(94,958)   $ 40,501
Cumulative gap to total
  assets.....................                               (29.23)%    (13.07)%    (8.63)%      3.68%
Cumulative gap to total
  assets hedge affected(1)...                               (10.81)%      5.35%     (6.36)%      3.68%

---------------
(1) The hedge effected cumulative gap to total assets includes the effect of hedging instruments on the Company's gap at December 31, 1997. For purposes of determining the effect of such hedging instruments, interest rate swap agreements are treated as part of the hedged liability; hence, the cash flows from the swap and the hedged asset or liability are netted and the resulting cash flows are used in the gap calculation. Interest rate cap agreements also are treated as part of the hedged asset or liability and weighted by the market's estimate of the likelihood the cap strike will be met or exceeded. The estimated net cash flows are used in the gap calculations.

     Shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionately as interest rates change. Based on the Company's projected December 31, 1997 simulation analysis, and excluding TeleBank's trading portfolio, the Company estimates that a hypothetical instantaneous 100 basis point rise in rates would cause FVE to decrease by 7.70%.

IMPACT OF INFLATION AND CHANGING PRICES

     The impact of inflation on the Company is different from the impact on an industrial company because substantially all of the assets and liabilities of the Company are monetary in nature and interest rates and inflation rates do not always move in concert. A bank's asset and liability structure differs significantly from that of industrial companies in that virtually all assets and liabilities are of a monetary nature. Management believes that the impact of inflation on financial results depends upon the Company's ability to manage interest rate sensitivity and, by such management, reduce the inflationary impact upon performance. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on the operating expenses of the Company. However, the actual effect of inflation on the net interest income of the Company would depend on the extent to which the Company was able to maintain a spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, which would depend to a significant extent on its asset-liability sensitivity. As discussed above, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. The effect of inflation on the Company's results of operations for the past three years has been minimal.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to "Interest Rate Sensitivity" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   36
Consolidated Statement of Financial Condition -- As of
  December 31, 1997 and 1996................................   37
Consolidated Statements of Operations -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................   38
Consolidated Statements of Changes in Stockholders'
  Equity -- For the Years Ended December 31, 1997, 1996 and
  1995......................................................   39
Consolidated Statements of Cash Flows -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................   40
Notes to Consolidated Financial Statements..................   41

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

                                          /s/  ARTHUR ANDERSEN LLP

Vienna, VA
May 11, 1998

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                 1997         1996
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Cash and cash equivalents...................................  $   92,156    $  3,259
Trading securities..........................................      21,110          --
Investment securities available-for-sale....................      91,237      78,826
Mortgage-backed securities available-for-sale...............     319,203     184,743
Loans receivable held for sale..............................     149,086     166,064
Loans receivable, net.......................................     391,618     185,757
Other assets................................................      35,942      29,316
                                                              ----------    --------
          Total assets......................................  $1,100,352    $647,965
                                                              ==========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................  $  522,221    $390,486
Advances from the Federal Home Loan Bank of Atlanta.........     200,000     144,800
Securities sold under agreements to repurchase..............     279,909      57,581
Subordinated debt, net......................................      29,614      16,586
Other liabilities...........................................      13,212      13,854
                                                              ----------    --------
          Total liabilities.................................   1,044,956     623,307
Corporation-Obligated Mandatorily Redeemable Capital
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Corporation................       9,572          --
Commitments and contingencies...............................          --          --
Stockholders' equity:
4% Cumulative Preferred Stock, $0.01 par value, 500,000
  shares authorized
  Series A, 18,850 issued and outstanding...................       9,634          --
  Series B, 4,050 issued and outstanding....................       2,070          --
  Series C, 7,000 issued and outstanding....................       3,577          --
Common stock, $0.01 par value, 8,500,000 shares authorized;
  2,229,161 and 2,049,500 issued and outstanding at December
  31,1997 and 1996..........................................          22          20
Additional paid-in capital..................................      16,207      14,637
Retained earnings...........................................      11,576       7,905
Unrealized gain on securities available for sale, net of
  tax.......................................................       2,738       2,096
  Total stockholders' equity................................      45,824      24,658
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,100,352    $647,965
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                             1997         1996         1995
                                                            -------      -------      -------
                                                                 (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Interest income:
  Loans...................................................  $34,729      $23,089      $17,726
  Mortgage-backed and related securities..................   17,646       17,955       20,205
  Investment securities...................................    5,702        4,690        2,347
  Trading securities......................................    1,124           --           --
  Other...................................................      100           66          233
                                                            -------      -------      -------
          Total interest income...........................   59,301       45,800       40,511
Interest expense:
  Deposits................................................   25,958       21,357       17,033
  Advances from the Federal Home Loan Bank of Atlanta.....    9,885        6,689        5,985
  Repurchase agreements...................................    6,941        4,569        6,839
  Subordinated debt.......................................    3,279        2,200        2,089
                                                            -------      -------      -------
          Total interest expense..........................   46,063       34,815       31,946
                                                            -------      -------      -------
          Net interest income.............................   13,238       10,985        8,565
  Provision for loan losses...............................      921          919        1,722
                                                            -------      -------      -------
          Net interest income after provision for loan
            losses........................................   12,317       10,066        6,843
                                                            -------      -------      -------
Non-interest income:
  Gain on sale of available for sale securities...........      982          935        3,412
  Gain on sale of loans...................................    1,148          874          232
  Gain on trading securities..............................    1,204           --           --
  Fees, service charges, and other........................      759          947          133
                                                            -------      -------      -------
          Total non-interest income.......................    4,093        2,756        3,777
Non-interest expenses:
  General and administrative expenses:
     Compensation and employee benefits...................    4,909        3,690        3,030
     SAIF assessment......................................       --        1,671           --
     Other................................................    4,133        3,014        2,531
                                                            -------      -------      -------
          Total general and administrative expenses.......    9,042        8,375        5,561
Other non-interest expenses:
  Net operating cost of real estate acquired through
     foreclosure..........................................      278          238          430
  Amortization of goodwill and other intangibles..........      822          462          249
                                                            -------      -------      -------
          Total other non-interest expenses...............    1,100          700          679
                                                            -------      -------      -------
          Total non-interest expenses.....................   10,142        9,075        6,240
                                                            -------      -------      -------
     Income before income tax expense and minority
       interest...........................................    6,268        3,747        4,380
     Income tax expense...................................    1,657        1,195        1,660
     Minority interest in subsidiary......................      394           --           --
                                                            -------      -------      -------
     Net income...........................................  $ 4,217      $ 2,552      $ 2,720
                                                            -------      -------      -------
     Preferred stock dividends............................      546           --           --
                                                            -------      -------      -------
     Net income available to common stockholders..........  $ 3,671      $ 2,552      $ 2,720
                                                            =======      =======      =======
Earnings per share:
  Basic...................................................  $  1.68      $  1.25      $  1.33
  Diluted.................................................  $  1.14      $  1.16      $  1.33

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                   UNREALIZED GAINS
                                                          ADDITIONAL                 (LOSSES) ON
                                     PREFERRED   COMMON    PAID-IN     RETAINED   AVAILABLE-FOR-SALE
                                       STOCK     STOCK     CAPITAL     EARNINGS       SECURITIES        TOTAL
                                     ---------   ------   ----------   --------   ------------------   -------
                                                              (DOLLARS IN THOUSANDS)
BALANCES AT DECEMBER 31, 1994......   $    --     $20      $14,637     $ 2,633          $ (262)        $17,028
Net income.........................        --      --           --       2,720              --           2,720
Unrealized gain on available for
  sale securities, net of tax
  effect...........................        --      --           --          --           1,817           1,817
BALANCES AT DECEMBER 31, 1995......        --      20       14,637       5,353           1,555          21,565
Net income.........................        --      --           --       2,552              --           2,552
Unrealized gain on available-for
  sale securities, net of tax
  effect...........................        --      --           --          --             541             541
BALANCES AT DECEMBER 31, 1996......        --      20       14,637       7,905           2,096          24,658
Net income.........................        --      --           --       4,217              --           4,217
Common stock issued................        --       2        1,570          --              --           1,572
Issuance of 4% cumulative preferred
  stock, Series A..................     9,634      --           --          --              --           9,634
Issuance of 4% cumulative preferred
  stock, Series B..................     2,070      --           --          --              --           2,070
Issuance of 4% cumulative preferred
  stock, Series C..................     3,577      --           --          --              --           3,577
Dividends on 4% cumulative
  preferred stock..................        --      --           --        (546)             --            (546)
Unrealized gain on available for
  sale securities, net of tax
  effect...........................        --      --           --          --             642             642
                                      -------     ---      -------     -------          ------         -------
BALANCES AT DECEMBER 31, 1997......   $15,281     $22      $16,207     $11,576          $2,738         $45,824
                                      =======     ===      =======     =======          ======         =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                1997         1996         1995
                                                              ---------    ---------    ---------
                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   4,611    $   2,552    $   2,720
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Equity in losses of subsidiaries........................      1,129          274           --
    Depreciation, amortization, and discount accretion......     (1,038)      (1,516)      (2,153)
    Provision for loan losses...............................        921          919        1,722
    Provision for losses on foreclosed real estate..........         19           78          213
    Other gains and losses, net.............................     (1,624)      (1,011)        (153)
    Deferred income tax provision...........................       (445)        (224)        (559)
    Proceeds from sales of loans held-for-sale..............     60,145       27,865           --
    Purchases of loans held-for-sale........................    (72,804)     (91,943)          --
    Net realized gains on available-for-sale securities,
     loans held for loss and trading........................     (2,613)        (935)      (3,412)
    Purchases of trading assets.............................   (100,630)          --           --
    Proceeds from sale of trading assets....................     80,990           --           --
    Increase in accrued interest receivable.................     (1,492)      (2,220)      (4,954)
    Increase in accrued expenses and other liabilities......        345        3,730        2,693
    Increase in other assets................................     (3,373)      (2,433)         (80)
    Interest credited to deposits...........................     25,958       21,361       17,033
                                                              ---------    ---------    ---------
Net cash (used in) provided by operating activities.........     (9,901)     (43,503)      13,070
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans...................................   (269,036)     (90,717)     (98,439)
    Equity investments in subsidiaries......................     (1,736)      (2,359)          --
    Purchases of available-for-sale securities..............   (395,675)    (356,882)    (122,785)
    Proceeds from sale of available-for-sale securities.....    144,718      220,293       71,084
    Proceeds from maturities of and principal payments on
     available-for-sale securities..........................    197,036      201,547       39,646
    Net sales (purchases) of premises and equipment.........        110         (842)        (537)
    Proceeds from sale of foreclosed real estate............      1,563        1,156           --
                                                              ---------    ---------    ---------
Net cash used in investing activities.......................   (323,020)     (27,804)    (111,031)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in time deposits...........................    105,777       62,625       77,056
    Increase in advances from FHLB..........................    322,000      273,500       59,000
    Payments on advances from FHLB..........................   (266,800)    (234,200)     (49,500)
    Net increase (decrease) in securities sold under
     agreements to repurchase...............................    222,328      (36,324)      14,292
    Net increase in other borrowed funds....................     13,028           --           --
    Issuance of trust preferred stock, net..................      9,572           --           --
    Increase in Issuance of preferred and common stock and
     additional paid-in capital.............................     16,853           --           --
    Interest paid to minority interest in subsidiary........       (394)          --           --
    Dividends paid on common and preferred stock............       (546)          --           --
                                                              ---------    ---------    ---------
Net cash provided by financing activities...................    421,818       65,601      100,848
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........     88,897       (5,706)       2,887
Cash and cash equivalents at beginning of period............      3,259        8,965        6,078
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period..................  $  92,156    $   3,259    $   8,965
                                                              =========    =========    =========
SUPPLEMENTAL INFORMATION:
  Interest paid on deposits and borrowed funds..............  $  45,440    $  32,660       29,852
  Income taxes paid.........................................      2,473          972          950
  Gross unrealized gain (loss) on marketable securities
    available-for-sale......................................        873          795        2,926
  Tax effect of gain (loss) on available-for-sale
    securities..............................................        231          254        1,109

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

  Other Assets

     Other assets include purchased loan servicing rights, premiums paid on interest rate caps, and prepaid assets. The Bank services the loans underlying these servicing rights. The cost of the loan servicing rights is amortized in proportion to, and over the period of, the estimated net servicing income. For the period ending December 31, 1997, amortization expense of loan servicing rights was $547,000. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on mortgage product types. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value in aggregate. As of December 31, 1997, the amortized cost and fair value of the loan servicing rights were $3.3 million and $3.4 million, respectively. No valuation allowance was recognized at December 31, 1997. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"), as amended by Statement of Financial Accounting

Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 -- An Amendment of FASB Statement No. 125 ("SFAS 127"). The implementation of SFAS 125 did not have a material impact on the Company's final position.

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

 3. CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

     The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                                                            TO BE WELL
                                                                    FOR CAPITAL          CAPITALIZED UNDER
                                                                      ADEQUACY           PROMPT CORRECTIVE
                                                  ACTUAL             PURPOSES:          ACTION PROVISIONS:
                                             ----------------   --------------------   ---------------------
                                             AMOUNT    RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                                             -------   ------   ----------   -------   ----------   --------
AS OF DECEMBER 31, 1997:
Total Capital (to risk weighted assets)....  $55,701   11.91%   > $ 37,409    > 8.0%   > $ 46,761    > 10.0%
Core Capital (to adjusted tangible
  assets)..................................  $52,617    5.06%   > $ 41,606    > 4.0%   > $ 52,008    >  5.0%
Tangible Capital (to tangible assets)......  $52,608    5.06%   > $ 15,602    > 1.5%          N/A        N/A
Tier I Capital (to risk weighted assets)...  $52,617   11.25%          N/A       N/A   > $ 28,057    >  6.0%
As of December 31, 1996: Total Capital (to
  risk weighted assets)....................  $34,104   10.41%   > $ 26,205    > 8.0%   > $ 32,756    > 10.0%
Core Capital (to adjusted tangible
  assets)..................................  $31,726    5.08%   > $ 24,999    > 4.0%   > $ 31,248    >  5.0%
Tangible Capital (to tangible assets)......  $31,711    5.07%   > $  9,374    > 1.5%          N/A        N/A
Tier I Capital (to risk weighted asset)....  $31,726    9.69%          N/A       N/A   > $ 19,654    >  6.0%

     On August 8, 1996, the OTS terminated the May 1993 Supervisory Agreement with TeleBank subsequent to the completion of a full scope safety and soundness examination of the Bank.

 4. INVESTMENT SECURITIES

     The cost basis and estimated fair values of investment securities available-for-sale at December 31, 1997 and 1996, by contractual maturity, are shown below (in thousands):

                                                                        GROSS        GROSS
                                                          AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                                                            COST        GAINS        LOSSES     FAIR VALUES
                                                          ---------   ----------   ----------   -----------
1997:
Due within one year:
  Agency notes..........................................   $   539      $   --        $ --        $   539
  Other investments.....................................       323           1          --            324
Due within one to five years:
  Municipal bonds.......................................       565          12          --            577
  Other investments.....................................    25,038          16          --         25,054
  Certificate of deposit................................       499          --          --            499
Due within five to ten years:
  Corporate debt........................................     7,433         242          --          7,675
  Municipal bonds.......................................     3,562         130          --          3,692
  Other investments.....................................       175          --          --            175
Due after ten years:
  Agency notes..........................................    21,608         398         (40)        21,966
  Equities..............................................    15,038         436         (50)        15,424
  Corporate debt........................................    11,103         797          --         11,900
  Municipal bonds.......................................     3,200         212          --          3,412
                                                           -------      ------        ----        -------
                                                           $89,083      $2,244        $(90)       $91,237
                                                           =======      ======        ====        =======

                                                                        GROSS        GROSS
                                                          AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                                                            COST        GAINS        LOSSES     FAIR VALUES
                                                          ---------   ----------   ----------   -----------
1996:
Due within one year:
  Repurchase agreement..................................   $ 1,730      $   --        $ --        $ 1,730
  Margin account........................................        18          --          --             18
Due within one to five years:
  Corporate debt........................................     2,000          --         (10)         1,990
  Agency notes..........................................       988           1          --            989
  Municipal bonds.......................................       565           3          --            568
  Certificate of deposit................................       499          --          --            499
Due within five to ten years:
  Corporate debt........................................     7,436          61          --          7,497
  Municipal bonds.......................................     3,560          27          --          3,587
Due after ten years:
  Agency notes..........................................    30,151         132          --         30,283
  Equities..............................................    14,011         220          --         14,231
  Corporate debt........................................    13,089         994          --         14,083
  Municipal bonds.......................................     3,200         151          --          3,351
                                                           -------      ------        ----        -------
                                                           $77,247      $1,589        $(10)       $78,826
                                                           =======      ======        ====        =======

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

     The amortized cost basis and estimated fair values of mortgage-backed securities available-for-sale at December 31, 1997 and 1996, by contractual maturity, are shown as follows (in thousands):

                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     ESTIMATED
                                                     COST         GAINS         LOSSES      FAIR VALUES
                                                   ---------    ----------    ----------    -----------
1997:
Due within one year:
  Agencies.......................................  $    939       $   --       $    --       $    939
Due within one to five years:
  Agencies.......................................       627            2            (6)           623
  Private issuer.................................     2,643           --           (22)         2,621
Due within five to ten years:
  Private issuer.................................     5,982           39            --          6,021
Due after ten years:
  Agencies.......................................    23,907          124           (27)        24,004
  Private Issuer.................................   143,889        2,971        (1,443)       145,417
  Collateralized mortgage obligations............   139,663          536          (621)       139,578
                                                   --------       ------       -------       --------
                                                   $317,650       $3,672       $(2,119)      $319,203
                                                   ========       ======       =======       ========
1996:
Due within one to five years:
  Private issuer.................................  $  4,172       $   --       $   (56)      $  4,116
Due within five to ten years:
  Private issuer.................................     8,262           75            --          8,337
  Collateralized mortgage obligations............       371           --            (3)           368
Due after ten years:
  Private issuer.................................   132,791        1,367            --        134,158
  Collateralized mortgage obligations............    24,896          461            --         25,357
  Agency certificates............................    12,310           97            --         12,407
                                                   --------       ------       -------       --------
                                                   $182,802       $2,000       $   (59)      $184,743
                                                   ========       ======       =======       ========

     The Company pledged $104.1 million and $61.4 million of private issuer mortgage-backed securities as collateral for repurchase agreements at December 31, 1997 and 1996, respectively. The proceeds from sale and gross realized gains and losses on mortgage-backed securities available for sale that were sold in 1997 were $112.4 million, $845,000, and $253,000, respectively. The proceeds from sale and realized gains and losses on mortgage-backed securities available for sale that were sold in 1996 were $185.2 million, $1.4 million, and $707,000. The proceeds from sale and realized gains and losses on mortgage-backed securities available for sale that were sold in 1995 were $39.7 million, $1.6 million, and $3,000.

6. LOANS RECEIVABLE

     Loans receivable at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                           1997        1996
                                                         --------    --------
First mortgage loans (principally conventional):
  Secured by one-to-four family residences.............  $547,734    $359,563
  Secured by commercial real estate....................     3,009       4,017
  Secured by mixed-use property........................       856       1,180
  Secured by five or more dwelling units...............     1,447       1,516
  Secured by land......................................       378         781
                                                         --------    --------
                                                          553,424     367,057
Less:
  Net deferred loan origination fees...................       (34)        (42)
  Unamortized discounts, net...........................    (9,938)    (13,750)
                                                         --------    --------
Total first mortgage loans.............................   543,452     353,265
Other loans:
  Home equity and second mortgage loans................       541       1,208
  Other................................................       305         305
                                                         --------    --------
                                                          544,298     354,778
Less: allowance for loan losses........................    (3,594)     (2,957)
                                                         --------    --------
Net loans receivable...................................  $540,704    $351,821
                                                         ========    ========

     The mortgage loans are located primarily in California, New York, and Virginia according to the following percentages 15.1%, 13.3%, and 7.4%, respectively. As of December 31, 1997, the mortgage loan portfolio consisted of variable rate loans of $335.2 million, or 62%, and fixed rate loans of $205.5 million, or 38%. The weighted average maturity of mortgage loans secured by one to four family residences is 266 months as of December 31, 1997. The unpaid principal balance of mortgage loans owned by the Company but serviced by other companies was $301.5 million and $203.9 million at December 31, 1997 and 1996, respectively. Loans past due ninety days or more, and therefore on non-accrual status at December 31, 1997 and 1996, are summarized as follows (in thousands):

                                                            1997       1996
                                                           -------    -------
First mortgage loans:
  Secured by one-to-four family residences...............  $10,802    $ 8,979
  Secured by commercial real estate......................      635      1,217
Home equity and second mortgage loans....................        0         54
                                                           -------    -------
          Total..........................................  $11,437    $10,250
                                                           =======    =======

     The interest accrual balance for each loan that enters non-accrual is reversed from income. If all nonperforming loans had been performing during 1997, 1996, and 1995, the Bank would have recorded $739,000, $789,000, and
$365,000, respectively, in additional interest income. There were no commitments to lend additional funds to these borrowers as of December 31, 1997 and 1996.

     Activity in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                    1997      1996      1995
                                                   ------    ------    ------
Balance, beginning of the year...................  $2,957    $2,311    $  989
Provision for loan losses........................     921       919     1,722
Charge-offs, net.................................    (284)     (273)     (400)
                                                   ------    ------    ------
Balance, end of year.............................  $3,594    $2,957    $2,311
                                                   ======    ======    ======

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

     The table below presents impaired loans as of December 31, 1997 and 1996 (in thousands):

                                                                                              AMOUNT
                                                              TOTAL          AMOUNT OF      OF RECORDED
                                                       RECORDED INVESTMENT   SPECIFIC    INVESTMENT NET OF
                DESCRIPTION OF LOANS                    IN IMPAIRED LOANS    RESERVES    SPECIFIC RESERVES
                --------------------                   -------------------   ---------   -----------------
1997:
Impaired loans:
Commercial real estate...............................        $   635          $  248          $  387
One-to-four family...................................         10,802           1,760           9,042
                                                             -------          ------          ------
          Total......................................        $11,437          $2,008          $9,429
                                                             =======          ======          ======
Restructured loans:
Commercial real estate...............................        $   248          $   --          $  248
One-to-four family...................................            177              --             177
                                                             -------          ------          ------
          Total......................................        $   425          $   --          $  425
                                                             =======          ======          ======
1996:
Impaired loans:
Commercial real estate...............................        $ 1,217          $  318          $  899
One-to-four family...................................          9,033           1,492           7,541
                                                             -------          ------          ------
          Total......................................        $10,250          $1,810          $8,440
                                                             =======          ======          ======
Restructured loans:
Commercial real estate...............................        $   251          $    8          $  243
One-to-four family...................................            184              --             184
                                                             -------          ------          ------
          Total......................................        $   435          $    8          $  427
                                                             =======          ======          ======

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

 7. REAL ESTATE ACQUIRED THROUGH FORECLOSURE

     Real estate acquired through foreclosure at December 31, 1997 and December 31, 1996 was $681,000 and $1.2 million, respectively. Activity in the allowance for real estate losses for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                      1997    1996     1995
                                                      ----    -----    -----
Balance, beginning of year..........................  $ 65    $ 213    $  92
Provision for real estate losses....................    19       77      256
Charge-offs.........................................   (84)    (225)    (135)
                                                      ----    -----    -----
Balance, end of year................................  $ --    $  65    $ 213
                                                      ====    =====    =====

 8. LOANS SERVICED FOR OTHERS

     Mortgage loans serviced by the Bank for others are not included in the accompanying consolidated statements of financial condition because the related loans are not owned by the Company or any of its subsidiaries. The unpaid principal balances of these loans at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                            1997       1996
                                                           -------    -------
Mortgage loans underlying pass-through securities:
  Federal Home Loan Mortgage Corporation.................  $ 2,140    $ 2,843
  Federal National Mortgage Association..................   28,417     11,548
                                                           -------    -------
  Subtotal...............................................   30,557     14,391
                                                           -------    -------
Mortgage loan portfolio serviced for:
  Other investors........................................   27,125     31,465
                                                           -------    -------
          Total..........................................  $57,682    $45,856
                                                           =======    =======

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

                                     WEIGHTED
                                 AVERAGE RATE AT
                                   DECEMBER 31              AMOUNT              PERCENT
                                 ----------------    --------------------    --------------
                                  1997      1996       1997        1996      1997     1996
                                 ------    ------    --------    --------    -----    -----
Demand accounts, non
  interest-bearing.............     --%       --%    $    761    $    309      0.2%      --%
Money market...................   5.26      5.10      122,185     109,835     23.4     28.1
Passbook savings...............   3.00      3.00          665       1,758      0.1      0.5
Certificates of deposit........   6.24      6.28      398,610     278,584     76.3     71.4
                                                     --------    --------    -----    -----
          Total................                      $522,221    $390,486    100.0%   100.0%
                                                     ========    ========    =====    =====

     Certificates of deposit and money market accounts, classified by rates as of December 31, 1997 and 1996 are as follows (in thousands):

  AMOUNT                                                     1997        1996
  ------                                                   --------    --------
 0- 1.99%   .............................................  $      5    $  5,235
 2- 3.99%   .............................................        --         148
 4- 5.99%   .............................................   231,048     210,481
 6- 7.99%   .............................................   289,046     170,056
 8- 9.99%   .............................................       696       1,709
10- 11.99%  .............................................        --         790
                                                           --------    --------
Total       .............................................  $520,795    $388,419
                                                           ========    ========

     At December 31, 1997, scheduled maturities of certificates of deposit and money market accounts are as follows (in thousands):

                                  LESS THAN     1-2        2-3       3-4       4-5       5+
                                  ONE YEAR     YEARS      YEARS     YEARS     YEARS    YEARS     TOTAL
                                  ---------   --------   -------   -------   -------   ------   --------
 0- 1.99%   ....................  $      5    $     --   $    --   $    --   $    --   $   --   $      5
 2- 3.99%   ....................        --          --        --        --        --       --         --
 4- 5.99%   ....................   209,547      17,708     2,217     1,126       362       88    231,048
 6- 7.99%   ....................    37,687     124,905    97,079    13,550     9,849    5,976    289,046
 8- 9.99%   ....................       578          --        82        --        36       --        696
10- 11.99%  ....................        --          --        --        --        --       --         --
                                  --------    --------   -------   -------   -------   ------   --------
                                  $247,817    $142,613   $99,378   $14,676   $10,247   $6,064   $520,795
                                  ========    ========   =======   =======   =======   ======   ========

     The aggregate amount of certificates of deposit with denominations greater than or equal to $100,000 was $47.5 million and $45.1 million at December 31, 1997 and 1996, respectively.

     Interest expense on deposits for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                 1997       1996       1995
                                                -------    -------    -------
Money market..................................  $ 6,353    $ 4,740    $ 2,036
Passbook savings..............................       27         59         78
Certificates of deposit.......................   19,578     16,558     14,919
                                                -------    -------    -------
          Total...............................  $25,958    $21,357    $17,033
                                                =======    =======    =======

     Accrued interest payable on deposits at December 31, 1997 and 1996 was $728,000 and $667,000, respectively.

10. ADVANCES FROM THE FHLB OF ATLANTA

     Advances to the Bank from the FHLB of Atlanta at December 31, 1997 and 1996 were as follows (dollars in thousands):

                                                WEIGHTED                    WEIGHTED
                                                 AVERAGE                     AVERAGE
                                    1997      INTEREST RATE      1996     INTEREST RATE
                                  --------    -------------    --------   -------------
1996............................  $     --          --%        $     --       5.52%
1997............................        --          --           64,800       5.56
1998............................    71,000        5.61           41,000       5.53
1999............................   129,000        5.69           39,000       5.60
                                  --------        ----         --------       ----
          Total.................  $200,000        5.66%        $144,800       5.56%
                                  ========        ====         ========       ====

     All advances, except for $2.0 million which matured in November of 1996, are floating rate advances and adjust quarterly or semi-annually to the London InterBank Offering Rate ("LIBOR") rate. In 1997 and 1996, the advances were collateralized by a specific lien on mortgage loans in accordance with an "Advances, Specific Collateral Pledge and Security Agreement" with the FHLB of Atlanta, executed September 10, 1980. Under this agreement, the Bank is required to maintain qualified collateral equal to 120 to 160 percent of the Bank's FHLB advances, depending on the collateral type. As of December 31, 1997 and 1996, the Company secured these advances with an assignment of specific mortgage loan collateral from its loan and mortgage-backed security portfolio. These one-to-four family whole first mortgage loans and securities pledged as collateral totaled approximately $ 259.9 million and $ 186.1 million at December 31, 1997 and 1996, respectively. The Company is required to be a member of the FHLB System and to maintain an investment in the stock of the FHLB of Atlanta at least equal to the greater of 1 percent of the unpaid principal balance of its residential mortgage loans or 1 percent of 30 percent of its total assets or 1/20 of its outstanding advances from the FHLB.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Information concerning borrowings under fixed and variable rate coupon repurchase agreements is summarized as follows (dollars in thousands):

                                                                1997       1996
                                                              --------    -------
Weighted average balance during the year....................  $117,431    $68,920
Weighted average interest rate during the year..............     5.76%      5.77%
Maximum month-end balance during the year...................  $279,909    $97,416
Balance at year-end.........................................  $279,909    $57,581
Private issuer mortgage-backed securities underlying the
  agreements as of the end of the year:
     Carrying value, including accrued interest.............  $295,556    $61,418
     Estimated market value.................................  $295,500    $61,426

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

     The total value of the 345,000 warrants was $948,750 which resulted in an original issue discount on the subordinated debt in the amount of $899,289. The original issue discount is amortized on a level yield basis over the life of the debt. The warrants became transferable on November 27, 1994 and are exercisable on or after May 27, 1995. The exercise price of each warrant is $7.65625.

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

                                EPS CALCULATION

                                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                                      -------------------------------------------
                                                        INCOME       SHARES      PER SHARE AMOUNT
                                                      ----------    ---------    ----------------
Net income..........................................  $4,216,826
Less: preferred stock dividends.....................    (546,182)
                                                      ----------    ---------         -----
Basic earnings per share
Income available to common shareholders.............  $3,670,644    2,191,455         $1.68
                                                      ==========    =========         =====
Options issued to management........................          --      255,135
Warrants............................................          --      250,410
Convertible preferred stock.........................     546,182    1,008,575
                                                      ----------    ---------         -----
Diluted earnings per share..........................  $4,216,826    3,705,575         $1.14
                                                      ==========    =========         =====

                                                         FOR THE YEAR ENDED DECEMBER 31, 1996
                                                      -------------------------------------------
                                                        INCOME       SHARES      PER SHARE AMOUNT
                                                      ----------    ---------    ----------------
Basic earnings per share
Net income..........................................  $2,552,044    2,049,500         $1.25
                                                      ==========    =========         =====
Options issued to management........................          --       91,031
Warrants............................................          --       62,544
Diluted earnings per share..........................  $2,552,044    2,203,075         $1.16
                                                      ==========    =========         =====

                                                         FOR THE YEAR ENDED DECEMBER 31, 1995
                                                      -------------------------------------------
                                                        INCOME       SHARES      PER SHARE AMOUNT
                                                      ----------    ---------    ----------------
Basic earnings per share
Net income..........................................  $2,719,875    2,049,500         $1.33
                                                      ==========    =========         =====
Options issued to management........................          --        2,694
Diluted earnings per share..........................  $2,719,875    2,052,194         $1.33
                                                      ==========    =========         =====

14. INCOME TAXES

     Income tax expense for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (in thousands):

                                                    1997      1996      1995
                                                   ------    ------    ------
Current: Federal.................................  $1,881    $1,194    $2,038
         State...................................     221       225       181
                                                   ------    ------    ------
                                                    2,102     1,419     2,219
Deferred: Federal................................    (398)      (78)     (474)
          State..................................     (47)     (146)      (85)
                                                   ------    ------    ------
                                                     (445)     (224)     (559)
Total: Federal...................................   1,483     1,116     1,564
      State......................................     174        79        96
                                                   ------    ------    ------
                                                   $1,657    $1,195    $1,660
                                                   ======    ======    ======

     A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                         1997    1996    1995
                                                         ----    ----    ----
Federal income tax at statutory rate...................  34.0%   34.0%   34.0%
State taxes, net of federal benefit....................   4.2     4.2     4.2
Municipal bond interest, net of disallowed interest
  expense..............................................  (5.8)   (3.6)   (7.0)
Other..................................................  (6.0)   (2.7)    6.7
                                                         ----    ----    ----
                                                         26.4%   31.9%   37.9%
                                                         ====    ====    ====

     Deferred income taxes result from temporary differences in the recognition of income and expense for tax versus financial reporting purposes. The sources of these temporary differences and the related tax effects for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                                            1997       1996
                                                           -------    -------
DEFERRED TAX LIABILITIES:
  Acquired Loan Servicing Rights.........................  $    --    $   (12)
  Purchase Accounting Premium............................      (75)       (40)
  Depreciation...........................................      (44)       (17)
  Tax Reserve in Excess of Base Year.....................     (134)       (93)
  Tax Effect of Securities Available-for-sale Adjustment
     to Fair Value (notes 4 and 5).......................     (722)    (1,030)
  FHLB Stock Dividends...................................     (129)      (168)
  Other..................................................      (89)       (52)
                                                           -------    -------
          Total..........................................   (1,193)   $(1,412)
DEFERRED TAX ASSETS:
  General Reserves and Real Estate Owned Losses..........    1,293        819
  Other..................................................       80         20
                                                           -------    -------
          Total..........................................    1,373        839
                                                           -------    -------
  Net Deferred Tax Asset (Liability).....................  $   180    $  (573)
                                                           =======    =======

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

     Interest rate exchange agreements for the years ended December 31, 1997 and 1996 are summarized as follows (dollars in thousands):

                                                           1997        1996
                                                         --------    --------
Weighted average fixed rate payments...................    6.15%       5.97%
Weighted average original term.........................    4.6yrs      5.0yrs
Weighted average variable rate obligation..............    5.81%       5.62%
Notional Amount........................................  $205,000    $130,000

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

                                     EFFECTIVE      NOTIONAL      MATURITY
                                       DATE         BALANCE         DATE
                                   -------------    --------    -------------
Cap Strike Rate
 4%..............................  July 1992        $10,000     July 1999
 6%..............................  October 1996     $20,000     October 1999
 7%..............................  January 1997     $10,000     January 2002
 7%..............................  January 1995     $10,000     July 1998
 7.5%............................  July 1997        $25,000     July 1999
 8%..............................  July 1997        $25,000     July 2000
 8%..............................  June 1997        $25,000     June 2000
 9%..............................  December 1994    $14,000     December 1998
10%..............................  April 1995       $10,000     January 2002

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

     CASH AND INTEREST-BEARING DEPOSITS -- Fair value is estimated to be carrying value.

     FEDERAL FUNDS SOLD -- Fair value is estimated to be carrying value.

     SECURITIES PURCHASED UNDER AGREEMENT TO RESELL -- Fair value is estimated to be carrying value.

     INVESTMENT SECURITIES -- Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics, and other information.

     MORTGAGE-BACKED AND RELATED SECURITIES -- Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics, and other information.

     LOANS RECEIVABLE -- For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of other certain types of loans is estimated using quoted market prices for securities backed by similar loans.

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

     DEPOSITS -- For passbook savings, checking and money market accounts, fair value is estimated at carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

     ADVANCES FROM THE FHLB OF ATLANTA -- For adjustable rate advances, fair value is estimated at carrying value. For fixed rate advances, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate advances of similar remaining maturities.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE -- Fair value is estimated using carrying value. The securities are repriced on a semiannual basis.

     SUBORDINATED DEBT -- For subordinated debt, fair value is estimated using quoted market prices.

     OFF-BALANCE SHEET INSTRUMENTS -- The fair value of interest rate exchange agreements is the net cost to the Company to terminate the agreement as determined from market quotes.

     The fair value of financial instruments as of December 31, 1997 and 1996 is as follows (in thousands):

                                                    1997        1997        1996        1996
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   VALUE       VALUE       VALUE       VALUE
                                                  --------    --------    --------    --------
ASSETS:
  Cash and cash equivalents.....................  $ 92,156    $ 92,156    $  3,259    $  3,259
  Investment securities available-for-sale......    91,237      91,237      78,826      78,826

                                                    1997        1997        1996        1996
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   VALUE       VALUE       VALUE       VALUE
                                                  --------    --------    --------    --------
  Mortgage-backed securities
     available-for-sale.........................   319,203     319,203     184,743     184,743
  Loans receivable..............................   540,704     562,270     351,821     365,401
  Trading.......................................    21,110      21,110          --          --
LIABILITIES:
  Deposits......................................  $522,221    $524,022    $390,486    $393,820
  Advances from the FHLB Atlanta................   200,000     200,000     144,800     144,800
  Securities sold under agreements to
     repurchase.................................   279,909     279,909      57,581      57,581
  Subordinated debt, net........................    29,614      30,953      16,586      16,625
  Trust preferred...............................     9,572      10,000          --          --
  Off-balance sheet instruments.................        --      (1,342)         --       1,684
  Commitments to purchase loans.................        --          --          --          --

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

19. STOCK BASED COMPENSATION

     In 1997, the Company authorized and issued 349,201 options to directors, officers and employees to purchase 349,201 shares of TeleBanc common stock at prices ranging from $2.66 to $13.50. In 1996, officers and employees were issued 80,500 options to purchase 80,500 shares of TeleBanc common stock at prices ranging from $7.75 to $8.875. As of December 31, 1997 and 1996, 299,124 and 180,438 of the shares, respectively, were vested at exercise prices ranging from $2.66 to $12.50. The maximum term for the outstanding options is 10 years. As of December 31, 1997, the total number of authorized options is 901,431. The options' exercise price was the market value of the stock at the date of issuance.

                                                       1997                 1996                 1995
                                                ------------------   ------------------   ------------------
                                                          WEIGHTED             WEIGHTED             WEIGHTED
                                                            AVG.                 AVG.                 AVG.
                                                SHARES    EXERCISE   SHARES    EXERCISE   SHARES    EXERCISE
                   OPTIONS                      (000'S)    PRICE     (000'S)    PRICE     (000'S)    PRICE
                   -------                      -------   --------   -------   --------   -------   --------
Outstanding at beginning of year..............    352      $ 6.89      271      $6.51       242      $6.64
Granted.......................................    349      $12.51       81      $8.17        32      $5.50
Exercised.....................................     17      $ 6.52       --         --        --         --
Forfeited.....................................     19      $11.40       --         --         3      $6.13
Outstanding at end of year....................    665      $ 9.72      352      $6.89       271      $6.51
Options exercisable at year-end...............    299      $ 8.06      180      $6.69       110      $6.55
Weighted avg. fair value of options granted...             $ 3.49               $2.61                $1.81

     The following table summarizes information about fixed options outstanding at December 31, 1997:

                                           OPTIONS OUTSTANDING (000'S)
                                       ------------------------------------    OPTIONS EXERCISABLE
                                                      WEIGHTED                       (000'S)
                                                        AVG.                  ----------------------
                                                      REMAINING    WEIGHTED                 WEIGHTED
                                                     CONTRACTUAL     AVG.                     AVG.
          RANGE OF EXERCISE              NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
               PRICES                  OUTSTANDING     (YEARS)      PRICE     EXERCISABLE    PRICE
          -----------------            -----------   -----------   --------   -----------   --------
Less than $5.00......................       24           9.2        $ 2.66          5        $ 2.66
$5.00 - $7.49........................      255           6.5        $ 6.55        202        $ 6.57
$7.50 - $9.99........................       74           8.3        $ 8.21         30        $ 8.21
$10.00 - $12.49......................       --            --            --         --            --
$12.50 - $14.99......................      312           9.2        $13.23         62        $13.23
                                           ---           ---        ------        ---        ------
Less than $5.00 - $14.99.............      665           8.0        $ 9.72        299        $ 8.06
                                           ===           ===        ======        ===        ======

     Because the method of accounting required by SFAS No. 123 has not been applied to options granted prior to January 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Roll Geske option pricing model with the following weighted average assumptions for grants; risk-free interest rates of 5.08 percent, 5.25 percent, and 6.00 percent for 1997, 1996, and 1995, respectively; expected life of 10 years for all options granted in 1997, 1996, and 1995; expected volatility of 25 percent, 23 percent, and 16 percent for 1997, 1996, and 1995, respectively.

     The Company accounts for this plan under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                                            12/31/97      12/31/96      12/31/95
                                           ----------    ----------    ----------
Net income:
  As reported............................    $3,671        $2,552        $2,720
  Pro forma..............................    $2,629        $2,409        $2,684
Basic earnings per share:
  As reported............................    $ 1.68        $ 1.25        $ 1.33
  Pro forma..............................    $ 1.20        $ 1.18        $ 1.31
Diluted earnings per share:
  As reported............................    $ 1.14        $ 1.16        $ 1.33
  Pro forma..............................    $ 0.86        $ 1.09        $ 1.31

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

     The projected minimum rental payments under the terms of the lease are as follows:

                  YEARS ENDING
                  DECEMBER 31,                       AMOUNT
                  ------------                     ----------
1998.............................................  $  190,000
1999.............................................     165,000
2000.............................................     166,000
2001.............................................     167,000
2002.............................................     168,000
2003 and thereafter..............................     267,000
                                                   ----------
                                                   $1,123,000
                                                   ==========

     As of December 31, 1997, the Company had commitments to purchase $24.0 million of mortgage loans.

     The Company self-insures for a portion of health insurance expenses paid by the Company as a benefit to its employees. At December 31, 1997 and 1996, there was no reserve needed for incurred but not reported claims under this insurance arrangement.

21. SUBSEQUENT EVENTS

     In the first quarter of 1998, TeleBanc signed a definitive merger agreement (the "DFC Acquisition") to acquire Direct Financial Corporation ("DFC"). DFC is the parent holding company of Premium Bank, a federal savings bank headquartered in New Jersey. At December 31, 1997, DFC reported total assets of $326.1 million, loans receivable, net of $187.2 million, total deposits of $273.9 million and total stockholders' equity of $12.3 million. TeleBanc will pay $12 for each share of Direct Financial common stock or common stock equivalent. The transaction is valued at approximately $26.4 million. The DFC Acquisition is expected to be consummated in the summer of 1998, subject to DFC stockholder and regulatory approvals.

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

22. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                       STATEMENTS OF FINANCIAL CONDITION
                                ($ IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Cash........................................................  $  5,401    $   159
Investment securities available-for-sale....................     4,186      4,132
Mortgage-backed securities available-for-sale...............    26,219     14,086
Loans receivable, net.......................................       566        305
Loan receivable held for sale...............................     6,367         --
Trading.....................................................    14,011         --
Equity in net assets of subsidiary..........................    58,976     34,130
Deferred charges............................................     1,460        940
Other assets................................................     4,806      1,099
                                                              --------    -------
          Total assets......................................  $121,992    $54,851
                                                              ========    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debt...........................................  $ 39,614    $16,586
Securities sold under agreements to repurchase..............    33,555     12,831
Accrued interest payable....................................     1,037        357
Taxes payable and other liabilities.........................     1,962        419
                                                              --------    -------
          Total liabilities.................................  $ 76,168    $30,193
                                                              --------    -------
Stockholders' Equity
Preferred Stock.............................................  $ 15,281    $    --
Common Stock................................................        22         20
Additional Paid in Capital..................................    16,207     14,637
Retained earnings...........................................    11,576      7,905
Unrealized gain/loss on securities available-for-sale.......     2,738      2,096
                                                              --------    -------
Total stockholders' equity..................................    45,824     24,658
                                                              --------    -------
          Total liabilities and stockholders' equity........  $121,992    $54,851
                                                              ========    =======

                            STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Interest income.............................................  $ 2,683    $   531    $   429
Interest expense............................................    4,352      2,163      2,111
Net interest loss...........................................   (1,669)    (1,632)    (1,682)
Non interest income.........................................       13        133         92
Total general and administrative expenses...................    1,288      1,393      1,046
Non interest expenses.......................................      195        127        126
Net loss before equity in net income of subsidiary and
  income taxes..............................................   (3,139)    (3,019)    (2,762)
Equity in net income of subsidiary..........................    5,668      6,716      4,434
Income taxes................................................   (1,688)     1,145     (1,048)
Preferred stock dividend....................................      546         --         --
Net income..................................................  $ 3,671    $ 2,552    $ 2,720

                            STATEMENTS OF CASH FLOWS

                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996         1995
                                                            --------    ---------    --------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $  4,217    $   2,552    $  2,720
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Equity in undistributed earnings of subsidiaries........    (5,668)      (4,426)     (4,434)
  Purchases of loans held for sale........................    (6,367)          --          --
  Net (increase) in trading securities....................   (14,011)          --          --
  (Increase) decrease in other assets.....................    (4,227)        (686)         38
  Increase in accrued expenses and other liabilities......     2,223          267         122
Net cash provided by operating activities.................   (23,833)      (2,293)     (1,554)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in loan to Employee Stock
     Ownership Plan.......................................        --          (65)         60
  Net increase in loans...................................      (261)          --          --
  Net (increase) decrease in equity investments...........   (19,178)       2,074       2,089
  Purchases of available-for-sale securities..............   (92,862)    (100,574)    (20,771)
  Proceeds from sale of available-for-sale securities.....    80,159       11,103       5,170
  Proceeds from maturities of and principal payment on
     available-for-sale securities........................     1,158       76,910      14,619
  Net sales (purchases) of premises and equipment.........        --          (37)        (21)
Net cash (used in) provided by investing activities.......   (30,984)     (10,589)      1,146

                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996         1995
                                                            --------    ---------    --------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in securities sold under agreements to
     repurchase...........................................    20,724       12,831          --
  Increase in subordinated debt...........................    23,028           --          --
  Increase in common stock and additional paid in
     capital..............................................    16,853           --          --
  Dividends paid on common and preferred stock............      (546)          --          --
Net cash provided by financing activities.................    60,059       12,831          --
Net increase (decrease) in cash and cash equivalents......     5,242          (51)       (408)
Cash and cash equivalents at beginning of period..........       159          210         618
Cash and cash equivalents at end of period................  $  5,401    $     159    $    210

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

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Condensed quarterly financial data for the years ended December 31, 1997 and 1996 is shown as follows:

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       1997        1997         1997            1997
                                                     ---------   --------   -------------   ------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income....................................   $12,837    $15,275       $14,821        $16,368
Interest expense...................................     9,878     11,865        11,548         12,772
  Net interest income..............................     2,959      3,410         3,273          3,596
Provision for loan and lease losses................       243        308           120            250
Non-interest income................................       607      1,244         1,084          1,158
General and administrative expenses................     1,897      2,251         2,078          2,816
Other non-interest operating expenses..............       208        202           260            430
  Income before income taxes and minority
     interest......................................     1,218      1,893         1,899          1,258
Income tax expense.................................       355        618           709            (25)
Minority interest in subsidiary....................        --         67           285             42
Net income.........................................       863      1,208           905          1,241
Preferred stock dividends..........................        60        162           162            162
  Net income after preferred stock dividends.......   $   803    $ 1,046       $   743        $ 1,079
Basic earnings per share...........................   $  0.38    $  0.48       $  0.33        $  0.48
Diluted earnings per share.........................   $  0.30    $  0.31       $  0.22        $  0.31

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1996         1996          1996             1996
                                               ---------    --------    -------------    ------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income..............................   $11,131     $11,364        $11,871         $11,433
Interest expense.............................     8,357       8,449          9,034           8,975
  Net interest income........................     2,774       2,915          2,837           2,458
Provision for loan and lease losses..........       419         200            125             175
Non-interest income..........................       605         291            540           1,320
General and administrative expenses..........     1,679       1,749          3,287           1,660
Other non-interest operating expenses........       300          81            247              71
  Income before income taxes.................       981       1,176           (282)          1,872
Income tax expense...........................       332         417           (220)            667
  Net income.................................   $   649     $   759        $   (62)        $ 1,205
Basic earnings per share.....................   $  0.32     $  0.37        $ (0.03)        $  0.59
Diluted earnings per share...................   $  0.31     $  0.36        $ (0.03)        $  0.52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table lists the current directors, executive officers and certain key employees of the Company:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
David A. Smilow........................  36    Chairman of the Board of Directors
Mitchell H. Caplan.....................  40    Vice Chairman of the Board of Directors
                                               Chief Executive Officer and President
Aileen Lopez Pugh......................  30    Executive Vice President, Chief
                                               Financial Officer
Laurence Greenberg.....................  36    Executive Vice President, Chief
                                               Marketing Officer
Michael Opsahl.........................  35    Executive Vice President, Chief Credit
                                               Officer
Sang-Hee Yi............................  34    Executive Vice President, Chief
                                               Operating Officer
David R. DeCamp........................  38    Director
Arlen W. Gelbard.......................  40    Director
Dean C. Kehler.........................  41    Director
Steven F. Piaker.......................  35    Director
Mark Rollinson.........................  62    Director

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

     MICHAEL OPSAHL has served as Executive Vice President and Chief Credit Officer since 1990, responsible for the development of the loan acquisition process, including the acquisition and pricing of loans and the swapping of purchased loan pools for mortgage-backed securities. Prior to joining the Company, Mr. Opsahl served as a trading assistant at the FHLMC. Mr. Opsahl is the brother-in-law of Mr. Smilow.

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

     ARLEN W. GELBARD has served as a director of the Company and TeleBank since April 1996. Mr. Gelbard is a member of the law firm of Hofheimer Gartlir & Gross, LLP, New York, New York where he has specialized in transactional real estate, lending, leasing, foreclosures and workouts since 1982. Mr. Gelbard is the Chairman of the Compensation Committees of the Company and TeleBank, respectively. On June 30, 1998, Mr. Gelbard will join the Company as its General Counsel and resign his position as a director of the Company.

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

     MESSRS. KEHLER and Piaker were elected to the Board of Directors of the Company pursuant to a provision in the Certificate of Designation of the Preferred Stock (the "Certificate of Designation").

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the compensation paid and earned during the periods indicated by the Company and TeleBank to the executive officers of the Company (the "Named Executive Officers") for services rendered to the Company in all capacities. The Company has not granted any stock appreciation rights ("SARs").

                                                                       LONG-TERM
                                                                      COMPENSATION
                                            ANNUAL COMPENSATION          AWARDS
                                        ---------------------------   ------------
                                                                       SECURITIES
                                                                       UNDERLYING         ALL OTHER
     NAME AND PRINCIPAL POSITION        YEAR   SALARY($)   BONUS($)   OPTIONS (#)    COMPENSATION ($)(1)
     ---------------------------        ----   ---------   --------   ------------   -------------------
David A. Smilow.......................  1997   $205,000    $200,000     100,000            $15,000
  Chairman of the Board                 1996    205,000     188,000          --             15,000
                                        1995    205,000     150,000          --             15,000
Mitchell H. Caplan....................  1997    205,000     200,000     100,000             15,000
  Vice Chairman, Chief Executive        1996    205,000     188,000          --             15,000
  Officer and President                 1995    205,000     150,000          --             15,000
Aileen Lopez Pugh.....................  1997     79,500     100,000      10,000             13,913
  Executive Vice President,             1996     75,000      60,000      15,000             13,500
  Chief Financial Officer               1995     75,000      60,000       5,000             13,500

---------------
(1) The total amounts shown for each of the years presented represent dollar value of contributions made by the Company to its Employee Stock Ownership Plan for the account of the Named Executive Officer.

STOCK OPTIONS GRANTS IN 1997

     The following table contains information with respect to options to purchase Common Stock granted to the Named Executive Officers in 1997. All options were granted under the Company's 1994 or 1997 Stock Option Plan. The Company has not granted any SARs.

                                     INDIVIDUAL GRANTS                                              OPTION TERM (1)
-------------------------------------------------------------------------------------------   ---------------------------
                                                   PERCENT                                    POTENTIAL REALIZABLE VALUE
                                                   OF TOTAL                                     AT ASSUMED ANNUAL RATES
                             NUMBER OF             OPTIONS                                          OF STOCK PRICE
                            SECURITIES            GRANTED TO                                    APPRECIATION FOR OPTION
                            UNDERLYING            EMPLOYEES         EXERCISE                             TERM
                              OPTIONS             IN FISCAL         OR BASE      EXPIRATION   ---------------------------
        NAME                GRANTED (#)              YEAR         PRICE ($/SH)      DATE        5% ($)         10% ($)
        ----           ---------------------   ----------------   ------------   ----------   -----------   -------------
David A. Smilow......         100,000(2)             35.0%           $13.50       2/28/07      $849,008      $2,151,552
Mitchell H. Caplan...         100,000(2)             35.0             13.50       2/28/07       849,008       2,151,552
Aileen Lopez Pugh....          10,000(3)              3.5             13.50       2/15/07        84,901         215,155

---------------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the rules and regulations promulgated by the Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the Common Stock price.

(2) The options vested 20% upon grant on February 28, 1997, and 20% vests ratably on each of the next four anniversaries of the grant.

(3) The options vested 20% upon grant on February 15, 1997 and 20% vests ratably on each of the next four anniversaries of the grant.

     None of the Named Executive Officers exercised stock options during 1997. The following table sets forth information with respect to outstanding options held by the Named Executive Officers at December 31, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                NUMBER OF SECURITIES           VALUE OF UNEXERCISED-
                                               UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                OPTIONS AT FY-END(#)              AT FY-END($)(1)
                                            ----------------------------    ----------------------------
                                            EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                            -----------    -------------    -----------    -------------
David A. Smilow...........................    104,292        101,073        $1,014,696       $572,424
Mitchell H. Caplan........................    104,292        101,073         1,014,696        572,424
Aileen Lopez Pugh.........................     16,000         19,000           163,375        148,500

---------------
(1) Based on last reported sale price of the Common Stock on December 31, 1997 of $17.75 per share and applicable per share exercise price for the options.

(2) On April 28, 1994, Messrs. Smilow and Caplan were each granted options to purchase 42,617 shares of Common Stock with an exercise price of $6.125 and options to purchase 62,478 shares of Common Stock with an exercise price equal to $7.125. The options expire in April 2004. The options vested 20% upon grant, and 20% vests ratably on each of the next four anniversaries of the grant. Also Messrs. Smilow and Caplan were each granted options to purchase 100,000 shares of Common Stock on February 28, 1997 with an exercise price of $13.50 and an expiration date of February 28, 2007. The options vested 20% upon grant, and 20% vest ratably on each of the next four anniversaries of the grant.

(3) The Company has granted a total of 35,000 options to Ms. Pugh: 5,000 options granted on April 28, 1994 with an exercise price of $6.125, 5,000 options granted on February 15, 1995 with an exercise price of $5.50, 15,000 options granted on February 15, 1996 with an exercise price of $7.75 and 10,000 options granted on February 15, 1997 with an exercise price of $13.50. The options expire in April 2004, February 2005, February 2006 and February 2007, respectively. The options vested 20% upon grant, and 20% vest ratably on each of the next four anniversaries of the grant.

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company receive $750 for each Board of Directors and committee meeting attended, up to an aggregate of $3,000 per director annually. Non-employee directors of TeleBank receive $750 for each Board of Directors or committee meeting attended up to an aggregate of $12,000 per director annually. In addition, non-employee directors are reimbursed for travel costs and other out-of-pocket expenses incurred in attending such meeting.

     As additional compensation for services provided to the Company, in May 1994, the Company granted to each of Messrs. DeCamp and Rollinson options to acquire 10,000 shares of Common Stock, at an exercise price of $3.063 per share. As of the date of this Annual Report, these options are fully vested. Mr. Rollinson has exercised options to acquire 10,000 shares of Common Stock. In August 1996, the Company granted to each of Messrs. DeCamp, Gelbard and Rollinson options to acquire 20,000 shares of Common Stock, of which options to acquire 24,000 in the aggregate are vested. As of the date of this Annual Report, options to acquire 70,000 shares of Common Stock held in the aggregate by such directors are outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock (collectively, the "Voting Securities") as of March 31, 1998 by (i) any person known to the Company to be the beneficial owner of more than 5% of any class of the Company's Voting Securities, (ii) each director and person nominated to be a director as of December 31, 1997, (iii) the Chief Executive Officer and the Named Executive Officers, and (iv) all directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                 SECURITY OWNERSHIP OF THE COMPANY'S SECURITIES

                                                                                PERCENTAGE OF
                                                                 AMOUNT AND   CLASS OUTSTANDING/
                                                                 NATURE OF        COMPANY'S
                                                                 BENEFICIAL         VOTING
     TITLE OF CLASS             NAME OF BENEFICIAL OWNER         OWNERSHIP      SECURITIES(1)
     --------------             ------------------------         ----------   ------------------
Series A Preferred Stock  Conning Insurance Capital Limited
                          Partnership III(2)...................    4,719      25.03%/6.31%
                          Conning Insurance Capital
                          International Partners III,
                          L.P.(3)..............................      667      3.54%/*
                          General American Life Insurance
                          Company(4)...........................    1,539      8.16%/2.06%
                          PC Investment Company(5).............    6,925      36.74%/9.27%
                          The Northwestern Mutual Life
                          Insurance Company(6).................    5,000      26.53%/6.69%

---------------
 *  Less than 1%.

(1) Each share of Series A Preferred Stock has approximately 40.12519 votes, based on its conversion into an equivalent number of shares of Common Stock. Accordingly, the percentages reflected include (i) the percentage of Series A Preferred Stock outstanding and (ii) the percentage of the Company's Voting Securities beneficially owned, giving effect to the voting rights held by the owners of Series A Preferred Stock.

(2) The address of Conning Insurance Capital Limited Partnership III is c/o Conning & Company, City Place II, 185 Asylum Street, Hartford, Connecticut 06103

(3) The address of Conning Insurance Capital International Partners III is c/o Conning & Company, City Place II, 185 Asylum Street, Hartford, Connecticut 06103.

(4) The address of General American Life Insurance Company is 700 Market Street, St. Louis, Missouri 63101.

(5) The address of PC Investment Company is 401 Theodore Freund Avenue, Rye, New York 60580.

(6) The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

                                                                        AMOUNT
                                                                      AND NATURE    PERCENTAGE
                                                                          OF            OF
   TITLE                                                              BENEFICIAL       CLASS
  OF CLASS                NAME OF BENEFICIAL OWNER(1)                 OWNERSHIP     OUTSTANDING
  --------                ---------------------------                 ----------    -----------
Common Stock  MET Holdings Corporation(2).........................    1,433,081        63.9%
              David A. Smilow(3)..................................      155,290         6.9%
              Mitchell H. Caplan(4)...............................      142,698         6.0%
              David R. DeCamp(5)..................................       10,000         *
              Arlen W. Gelbard(6).................................        4,000         *
              Dean C. Kehler(7)...................................      280,876        11.1%
              Steven F. Piaker(8).................................      224,139         9.1%
              Mark Rollinson(9)...................................       12,000         *
              Aileen Lopez Pugh(10)...............................       29,300         1.3%
              Directors and Executive Officers as a group (9
                individuals)(11)..................................      927,628        29.3%
              TeleBanc Financial Corporation Employee Stock
                Ownership Plan(12)................................       75,525         3.4%

---------------
  *  Less than 1%.

 (1) Unless otherwise indicated, the address of each beneficial owner listed above is c/o TeleBanc Financial Corporation, 1111 North Highland Street, Arlington, Virginia 22201.

 (2) MET Holdings is the predecessor savings and loan holding company of Metropolitan Bank for Savings, F.S.B. ("Metropolitan Bank"). MET Holdings organized the Company so that it could become, in March 1994, the holding company for Metropolitan Bank as part of the Company's initial public offering of debt and equity securities in 1994. Metropolitan Bank was renamed "TeleBank" in March 1996, and is a wholly owned subsidiary of the Company. The address of MET Holdings is 405 Park Avenue, Suite 1104, New York, New York 10022.

 (3) Includes options to acquire 129,365 shares of Common Stock which are exercisable within 60 days of April 30, 1998. Mr. Smilow also holds significant ownership positions in the outstanding securities of MET Holdings. See "-- Security Ownership of the Company's Parent by Management."

 (4) Comprised of options to acquire 142,698 shares of Common Stock which are exercisable within 60 days of April 30, 1998. Mr. Caplan also holds significant ownership positions in the outstanding securities of MET Holdings. See "-- Security Ownership of Company's Parent by Management."

 (5) Includes options to acquire 9,000 shares of Common Stock which are exercisable within 60 days of April 30, 1998.

 (6) Comprised of options to acquire 4,000 shares of Common Stock which are exercisable within 60 days of April 30, 1998.

 (7) Dean C. Kehler is the designated director for CIBC WG Argosy Merchant Fund 2, LLC, which holds the interest set forth above. Mr. Kehler disclaims any beneficial ownership in such interest.

 (8) Steven F. Piaker is the designated director for Conning Insurance Capital Limited Partnership III, and Conning Insurance Capital International Partners III, L.P., which collectively hold the beneficial interests set forth above. Mr. Piaker disclaims any beneficial ownership in such interests.

 (9) Includes options to acquire 4,000 shares of Common Stock which are exercisable within 60 days of April 30, 1998.

(10) Includes options to acquire 16,000 shares of Common Stock which are exercisable within 60 days of April 30, 1998 and warrants for 6,200 shares of Common Stock.

(11) Includes options to acquire 305,063 shares of Common Stock which are exercisable within 60 days of April 30, 1998.

SECURITY OWNERSHIP OF THE COMPANY'S PARENT BY MANAGEMENT

     The following table sets forth certain information as of December 31, 1997 with respect to the beneficial ownership by the management of the Company of equity securities of the Company's parent, MET Holdings. MET Holdings has four classes of equity securities, Class A Common Stock, Class B Common Stock, 6% Class A Serial Preferred Stock ("Class A Serial Preferred Stock") and 6% Class B Serial Preferred Stock ("Class B Serial Preferred Stock"). No shares of Class A Serial Preferred Stock have been issued. The Class A Serial Preferred Stock and Class B Serial Preferred Stock have certain limited voting rights. Unless otherwise required by law, the Class B Common Stock is non-voting.

                  NAME                             EQUITY SECURITY OWNED             PERCENT OF CLASS
                  ----                             ---------------------             ----------------
David A. Smilow..........................            4,091 (Class A Common Stock)(1)       41.5%
                                                     1,641 (Class B Common Stock)(1)       26.5
                                           2,091 (Class B Serial Preferred Stock)(1)       42.2
Mitchell H. Caplan.......................              985 (Class A Common Stock)(2)        9.9
                                                     1,053 (Class B Common Stock)(2)       17.0
                                           1,079 (Class B Serial Preferred Stock)(1)       21.8
Michael A. Smilow........................              110 (Class A Common Stock)           1.1
                                                       117 (Class B Common Stock)           1.9
Directors and Executive Officers.........            5,186 (Class A Common Stock)          52.6
of the Company as a group................            2,811 (Class B Common Stock)          49.8
(9 individuals)..........................  3,170 (Class B Serial Preferred Stock)          63.9

---------------
(1) Includes 3,252 shares of Class A Common Stock, 980 shares of Class B Common Stock and 893 shares of Class B Serial Preferred Stock, with respect to which Mr. D. Smilow shares beneficial ownership with his wife and children.

(2) Includes 645 shares of Class A Common Stock, 655 shares of Class B Common Stock and 1,079 shares of Class B Serial Preferred Stock, with respect to which Mr. Caplan shares beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1997, the Company consummated the purchase of the assets of Arbor Capital Partners, Inc., which was majority-owned by MET Holdings, through the issuance of 162,461 shares of Common Stock and a $500,000 cash payment. Messrs. D. Smilow and Caplan are shareholders of MET Holdings.

     During 1997 the Company engaged Hofheimer Gartlir & Gross, LLP, of which Mr. Gelbard is a member, on various matters. Additionally, CIBC Wood Gundy Securities, of which Mr. Kehler is Managing Director, acted as placement agent for the Company's private placement of trust preferred securities in June 1997 and invested in the securities through certain of its merchant funds. See "Business -- General."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors are included in Item 8 on page 34 hereof.

          Report of Independent Public Accountants.

          Consolidated Statements of Financial Condition -- December 31, 1997 and 1996.

          Consolidated Statements of Operations -- Years Ended December 31, 1997, 1996, and 1995.

          Consolidated Statements of Changes in Stockholders' Equity -- Years Ended December 31, 1997, 1996, and 1995.

          Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996, and 1995.

          Notes to Consolidated Financial Statements.

     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) The following exhibits are either filed with this Annual Report or are incorporated herein by reference:

        EXHIBIT NO.                              EXHIBIT
        -----------                              -------
         3.1(a)        Amended and Restated Certificate of Incorporation of the
                       Company (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-4, dated
                       December 8, 1997, File No. 333-40399)
         3.1(b)        Certificate of Designations (incorporated by reference
                       herein to Exhibit 3 the Company's Current Report on Form
                       8-K, dated March 17, 1997)
         3.2           Bylaws of the Company (incorporated by reference herein to
                       Exhibit 3.2, to the Company's Annual Report on Form 10-K for
                       the year ended December 31, 1996, dated March 31, 1997)
         4.1           Specimen certificate evidencing shares of Common Stock of
                       the Company (incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-1, dated
                       March 25, 1994, File No. 33-76930)
         4.2           Form of warrant for the purchase of shares of Common Stock, issued in connection with the Unit Purchase Agreement, dated
                       February 19, 1997, among the Company and the Purchasers
                       identified therein (incorporated by reference herein to
                       Exhibit 10.1 to the Company's Current Report on Form 8-K,
                       dated March 17, 1997)
         4.3           Form of warrant for the purchase of shares of Common Stock, issued in connection with the units of warrants and
                       subordinated debt sold in the Company's initial public
                       offering (incorporated by reference herein to Exhibit 4.5 to the Company's Registration Statement on Form S-1, dated
                       March 25, 1994, File No. 33-76930)
         4.5           Form of Certificate of Exchange Junior Subordinated
                       Debentures (incorporated by reference herein to Exhibit 4.3 to the Company's Form 10-K/A for the year ended December 31,
                       1997, dated April 2, 1998)
         4.6           Amended and Restated Declaration of Trust of TeleBanc
                       Capital Trust I, dated June 9, 1997 (incorporated by
                       reference herein to Exhibit 3.4 to the Company's
                       Registration Statement on Form S-4, dated December 8, 1997,
                       File No. 333-40399)
         4.7           Form of Exchange Capital Security Certificate (incorporated by reference herein to Exhibit 4.6 to the Company's
                       Registration Statement on Form S-4, dated December 8, 1997,
                       File No. 333-40399)
         4.8           Exchange Guarantee Agreement by the Company for the benefit of the holders of Exchange Capital Securities (incorporated herein by reference to Exhibit 4.7 to the Company's
                       Registration Statement on Form S-4, dated December 8, 1997,
                       File No. 333-40399)
        10.1*          1994 Stock Option Plan (incorporated by reference herein to
                       Exhibit 10.1 to the Company's Registration Statement on Form
                       S-1, dated March 25, 1994, File No. 33-76930)

        EXHIBIT NO.                              EXHIBIT
        -----------                              -------
        10.2*          1997 Stock Option Plan (incorporated by reference herein to
                       Exhibit D to the Company's definitive proxy materials which were filed as Exhibit 99.3 to the Company's Annual Report on
                       Form 10-K for the year ended December 31, 1996, dated March
                       31, 1997)
        10.3           Registration Rights Agreement, dated June 5, 1997, among the
                       Company, TeleBanc Capital Trust I and the Initial Purchaser
                       (incorporated by reference herein to Exhibit 4.8 to the
                       Company's Registration Statement on Form S-4, dated December
                       8, 1997, File No. 333-40399)
        10.4           Unit Purchase Agreement, dated February 19, 1997, among the
                       Company and the Purchasers identified therein (incorporated by reference herein to Exhibit 10.1 to the Company's Current
                       Report on 8-K, dated March 17, 1997)
        10.5           Amended and Restated Acquisition Agreement, dated February
                       19, 1997, among the Company, Arbor Capital Partners, Inc.,
                       MET Holdings, Inc., and William M. Daughtery (incorporated by reference herein to Exhibit 10.2 to the Company's Current
                       Report on 8-K, dated March 17, 1997)
        10.6           Liquidated Damages Agreement, dated June 9, 1997, by and
                       among the Company, TeleBanc Capital Trust I, and the Initial
                       Purchaser (incorporated by reference herein to Exhibit 4.9 to the Company's Registration Statement on Form S-4, dated
                       December 8, 1997, File No. 333-40399)
        10.7           Tax Allocation Agreement, dated April 7, 1994, between
                       TeleBank and Company (incorporated by reference herein to
                       Exhibit 10.3 to Amendment No. 1 to the Company's
                       Registration Statement on Form S-1, dated May 3, 1994, File
                       No. 33-76930)
        10.8           Indenture dated June 9, 1997, between the Company and
                       Wilmington Trust Company, as debenture trustee (incorporated by reference herein to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)
        10.9           Form of Indenture between the Company and Wilmington Trust
                       Company as Trustee (incorporated by reference herein to
                       Exhibit 4.3 to the Company's Registration Statement on Form
                       S-1, dated March 25, 1994, File No. 33-76930)
        11             Statement regarding calculation of net income per share
                       (incorporated by reference herein to Exhibit 11 to Amendment
                       No. 4 on Form 10-K/A to the Company's Annual Report on Form
                       10-K, dated May 15, 1998)
        21             Subsidiaries of the Company (incorporated by reference
                       herein to Exhibit 21 to Amendment No. 4 on Form 10-K/A to
                       the Company's Annual Report on Form 10-K, dated May 15,
                       1998)

---------------
* Indicates compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELEBANC FINANCIAL CORPORATION

                                          /s/ AILEEN LOPEZ PUGH

                                          --------------------------------------
                                          Aileen Lopez Pugh
                                          Executive Vice President, Chief
                                          Financial Officer

June 3, 1998