Form 10-Q
period 1998-06-30
TELEBANC FINANCIAL CORP
filed 1998-08-14
CIK 920986

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                         Commission File No. 000-24549

                         TELEBANC FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       13-3759196
            --------                                       ----------
(State or other jurisdiction of              (I.R.S. Employer Identification Number)
 incorporation or organization)

              1111 N. HIGHLAND STREET, ARLINGTON, VIRGINIA  22201
              ---------------------------------------------------
               (Address of principal executive office) (Zip code)

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

                      Yes   X             No
                          -----              -----

Indicate the number of shares outstanding for the issuer's classes of common stock, as of August 13, 1998.

    common stock, $0.01 par value                        12,363,848
    -----------------------------                        ----------
               (class)                                  (outstanding)

                         TELEBANC FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX

Part I - Financial Information                                                              Page
------------------------------                                                              ----
Item 1.

     Consolidated Statements of Financial Condition -June 30, 1998 and
      December 31, 1997                                                                      3

     Consolidated Statements of Operations - Three and six months
      ended June 30, 1998 and 1997                                                           4

     Consolidated Statements of Changes in Stockholders' Equity - Six
      months ended June 30, 1998 and 1997                                                    6

     Consolidated Statements of Cash Flows - Six months ended June
      30, 1998 and 1997                                                                      7

     Notes to Consolidated Financial Statements                                              8

Items 2 and 3.

     Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                                  13

Part II -- Other Information
----------------------------

Item 4.

     Submission of Matters to a Vote of Security Holders                                     20

Item 6.

     Exhibits and Reports on Form 8-K                                                        22

Signatures                                                                                   25

                         TELEBANC FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in Thousands, Except Per Share Data)

                                                                              June 30,          December 31,
Assets:                                                                         1998                1997
                                                                                ----                ----
                                                                              (unaudited)
Cash and cash equivalents                                                     $    13,239       $    92,156
Loans receivable, net                                                             457,256           391,618
Loans receivable held for sale                                                    128,661           149,086
Mortgage-backed securities available for sale                                     391,151           319,203
Investment securities available for sale                                          139,703            91,237
Trading securities                                                                 43,150            21,110
Other assets                                                                       36,306            35,942
                                                                                   ------            ------

                           Total assets                                       $ 1,209,466       $ 1,100,352
                                                                                =========         =========

Liabilities and Stockholders' Equity:

Liabilities:
Retail deposits                                                               $   603,594       $   522,221
Brokered callable certificates of deposit                                          66,953                 -
Advances from the Federal Home Loan Bank of Atlanta                               208,500           200,000
Securities sold under agreements to repurchase                                    232,411           279,909
Subordinated debt                                                                  29,732            29,614
Other liabilities                                                                  13,334            13,212
                                                                                   ------            ------

                         Total liabilities                                      1,154,524         1,044,956
                                                                                ---------         ---------


Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary
    Trust Holding Solely Junior Subordinated Debentures of the Corporation          9,494             9,572



Stockholders' equity:
4% Cumulative Preferred Stock, $0.01 par value,
    500,000 shares authorized
    Series A, 18,850 issued and outstanding                                         9,634             9,634
    Series B, 4,050 issued and outstanding                                          2,070             2,070
    Series C, 7,000 issued and outstanding                                          3,577             3,577
Common stock, $0.01 par value, 29,500,000 shares authorized; 4,494,988 and
    4,458,322 issued and outstanding at June 30, 1998 and December 31, 1997            44                44
Additional paid-in capital                                                         16,385            16,205
Retained earnings                                                                  11,847            11,556
Accumulated other comprehensive income, net of tax                                  1,891             2,738
                                                                                    -----             -----

                         Total stockholders' equity                                45,448            45,824
                                                                                   ------            ------

                              Total liabilities & stockholders' equity        $ 1,209,466       $ 1,100,352
                                                                                =========         =========

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (unaudited)


                                                                              Three Months Ended             Six Months Ended
                                                                                   June 30,                      June 30,
                                                                                   --------                      --------
                                                                                1998           1997          1998         1997
                                                                                ----           ----          ----         ----
Interest income:
     Loans                                                                 $  10,467       $  8,315     $  20,832     $ 15,872
     Mortgage-backed and related securities                                    5,209          5,126        10,283        8,931
     Investment securities                                                     1,986          1,538         3,772        2,982
     Trading securities                                                          708            271         1,345          271
     Other                                                                       211             25           421           56
                                                                                 ---             --           ---           --

           Total interest income                                              18,581         15,275        36,653       28,112
                                                                              ------         ------        ------       ------

Interest expense:
     Retail deposits                                                           8,757          6,332        16,811       12,037
     Brokered callable certificates of deposit                                 1,020              -         1,394            -
     Advances from the Federal Home Loan Bank of Atlanta                       2,813          2,183         5,531        4,256
     Repurchase agreements                                                     1,803          2,472         4,255        3,929
     Subordinated debt                                                           881            878         1,761        1,521
     Other                                                                         2              -             2            -
                                                                                   -              -             -            -

          Total interest expense                                              15,276         11,865        29,754       21,743
                                                                              ------         ------        ------       ------

          Net interest income                                                  3,305          3,410         6,899        6,369

Provision for loan losses                                                         75            308           325          551
                                                                                  --            ---           ---          ---

          Net interest income after provision for loan losses                  3,230          3,102         6,574        5,818
                                                                               -----          -----         -----        -----

Non-interest income:
     Gain on sale of securities                                                  749            452         1,641          690
     Fees, service charges and other                                             365            400           712          741
     Gain on sale of loans                                                        73            283           194          410
     (Loss) gain on trading securities                                           (6)            706            55          728
     (Loss) gain on equity investment                                           (77)          (598)           449        (718)
                                                                                ----          -----           ---        -----

          Total non-interest income                                            1,104          1,243         3,051        1,851
                                                                               -----          -----         -----        -----


                                  (continued)

                         TELEBANC FINANCIAL CORPORATION

                 (Dollars in Thousands, Except Per Share Data)
                                  (unaudited)

                                                                            Three Months Ended            Six Months Ended
                                                                                June 30,                       June 30,
                                                                                --------                       --------
                                                                          1998           1997            1998           1997
                                                                          ----           ----            ----           ----
Non-interest expenses:
  Selling, general and administrative expenses:
    Advertising and marketing                                              576            102           1,206            120
    Compensation and employee benefits                                   1,670          1,200           3,620          2,378
    Other                                                                1,195            948           2,504          1,650
                                                                         -----            ---           -----          -----

        Total selling, general and administrative expenses               3,441          2,250           7,330          4,148
                                                                         -----          -----           -----          -----

  Other non-interest expenses:
   Net operating costs of real estate acquired through
      foreclosure                                                          101             56             182            131
   Amortization of goodwill and other intangibles                          386            146             620            279
                                                                           ---            ---             ---            ---

        Total other non-interest expenses                                  487            202             802            410
                                                                           ---            ---             ---            ---

             Total non-interest expenses                                 3,928          2,452           8,132          4,558
                                                                         -----          -----           -----          -----

        Income before income tax expense                                   406          1,893           1,493          3,111

Income tax expense                                                          51            617             526            973

Minority interest in subsidiary                                            176             67             352             67
                                                                           ---             --             ---             --

        Net income                                                         179          1,209             615          2,071

Preferred stock dividends                                                  162            162             324            222
                                                                           ---            ---             ---            ---

Net income available to common stockholders                              $  17       $  1,047          $  291       $  1,849
                                                                            ==          =====             ===          =====

Other comprehensive income, before tax:
    Unrealized holding gain (loss) on securities arising
       during the period                                              $  (644)       $  2,723          $  170       $  1,706
    Less: reclassification adjustment for gains included in
       net income                                                        (750)          (452)         (1,641)          (690)
                                                                         -----          -----         -------          -----

Other comprehensive income, before tax                                 (1,394)          2,271         (1,471)          1,016

Income tax expense related to reclassification adjustment for
    gains on sale of securities                                            285            172             624            262
                                                                           ---            ---             ---            ---

Other comprehensive income                                             (1,109)          2,443           (847)          1,278
                                                                       -------          -----           -----          -----

Comprehensive income                                                $  (1,092)       $  3,490        $  (556)       $  3,127
                                                                       =======          =====           =====          =====

Earnings per share:
    Basic                                                              $  0.00        $  0.24         $  0.06        $  0.43
    Diluted                                                            $  0.00        $  0.16         $  0.05        $  0.31

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                             (Dollars in Thousands)
                                  (unaudited)

                                                                                                    Unrealized
                                                                                                    Gain (Loss)
                                                                          Additional                on Available
                                                    Preferred    Common     Paid-in    Retained      for Sale
                                                      Stock       Stock     Capital    Earnings     Securities      Total
                                                      -----       -----     -------    --------     ----------      -----
Balances at December 31, 1996                       $    --       $ 40    $ 14,637    $    7,885     $   2,096     $ 24,658


Net income for the six months ended June 30,
  1997                                                   --         --          --         2,071            --        2,071

Stock issued                                             --          4       1,270            --            --        1,274


Issuance of 4% Cumulative Preferred Stock,
  Series A                                            9,634         --          --            --            --        9,634

Issuance of 4% Cumulative Preferred Stock,
  Series B                                            2,070         --          --            --            --        2,070

Issuance of 4% Cumulative Preferred Stock,
  Series C                                            3,577         --          --            --            --        3,577

Dividends on 4% Cumulative Preferred Stock               --         --          --         (222)            --        (222)


Unrealized gain on available for sale
  securities, net of tax effect                          --         --          --            --         1,278        1,278
                                                         --         --          --            --         -----        -----


Balances at June 30, 1997                        $   15,281       $ 44    $ 15,907      $  9,734     $   3,374     $ 44,340
                                                     ======         ==      ======         =====         =====       ======




Balances at December 31, 1997                    $   15,281       $ 44    $ 16,205      $ 11,556     $   2,738     $ 45,824


Net income for the six months ended June 30,
  1998                                                   --         --          --           615            --          615

Stock issued                                             --         --         180            --            --          180


Dividends on 4% Cumulative Preferred Stock               --         --          --         (324)            --        (324)


Unrealized loss on available for sale
  securities, net of tax effect                          --         --          --            --         (847)        (847)
                                                         --         --          --            --         -----        -----


Balances at June 30, 1998                        $   15,281       $ 44    $ 16,385      $ 11,847     $   1,891     $ 45,448
                                                     ======         ==      ======        ======         =====       ======




          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION



                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                  (unaudited)

                                                                                           Six Months Ended
                                                                                           ----------------
                                                                                               June 30,
                                                                                               --------
                                                                                         1998             1997
                                                                                         ----             -----
Net cash (used in) provided by operating activities                                 $   (751)          $(24,430)
                                                                                        -----           --------
Cash flows from investing activities:
  Net increase in loans                                                              (65,963)          (105,691)
  Purchases of available-for-sale securities                                        (380,353)          (202,950)
  Proceeds from sale of available-for-sale securities                                 193,668             82,361
  Proceeds from maturities of and principal payment on
    available-for-sale securities                                                      67,118            121,306
  Proceeds from sale of foreclosed real estate                                            782                924
  Equity investment in subsidiaries                                                   (1,720)            (1,183)
  Net purchases of premises and equipment                                               (609)              (149)
                                                                                        -----              -----
Net cash used in investing activities                                               (187,077)          (105,382)
                                                                                    ---------          ---------

Cash flows from financing activities:
  Net increase in deposits                                                            148,326             35,288
  Net increase in subordinated debt                                                       119                 --
  Increase in advances from Federal Home Loan Bank of Atlanta                         219,200            181,000
  Payments on advances from Federal Home Loan Bank of Atlanta                       (210,700)          (180,800)
  Net increase in borrowed funds                                                         (40)             12,904
  Net (increase) decrease in securities sold under agreements to                     (47,498)             65,080
    repurchase
  Issuance of trust preferred stock                                                        --             10,000
  Increase in common stock, preferred stock, and additional paid-in capital               180             16,555

  Interest paid to minority interest in subsidiary                                      (352)                 --
  Dividends paid on common and preferred stock                                          (324)              (222)
                                                                                        -----              -----

Net cash (used in) by financing activities                                            108,911            139,805
                                                                                      -------            -------

Net (decrease) increase in cash and cash equivalents                                 (78,917)              9,993

Cash and cash equivalents at beginning of period                                       92,156              3,259
                                                                                       ------              -----
Cash and cash equivalents at end of period                                          $  13,239           $ 13,252
                                                                                       ======             ======

Supplemental information:

Interest paid on deposits and borrowed funds                                        $  28,474           $ 15,214
Income taxes paid                                                                         999                853
Gross unrealized gain on securities available for sale                                  1,308              2,111
Tax effect of gain on available for sale securities                                 $     461           $    833

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 1.      BASIS OF PRESENTATION

         TeleBanc Financial Corporation (the "Company") operates its business principally through two wholly owned subsidiaries, TeleBank, a federally chartered savings bank ("TeleBank"), and TeleBanc Capital Markets, Inc. ("TCM"). TeleBank offers savings and investment products insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), and TCM is a registered broker-dealer and investment advisor specializing in one-to-four family mortgage loans and mortgage-backed securities. TCM manages the portfolios of TeleBanc Financial and TeleBank. The Company also owns all of the beneficial interests represented by common securities in two Delaware trusts, TeleBanc Capital Trust I ("TCT I") and TeleBanc Capital Trust II ("TCT II"), which were formed solely for the purpose of issuing capital securities. In 1997, TCT I issued $10.0 million 11.0% Capital Securities, Series A and invested the net proceeds in the Company's 11.0% Junior Subordinated Deferrable Interest Debentures, Series A (the "TCT I Junior Subordinated Debentures"). In July 1998, TCT II issued $27.5 million 9.0% Beneficial Unsecured Securities, Series A and invested the net proceeds in the Company's 9.0% Junior Subordinated Deferrable Interest Debentures, Series A (the "TCT II Junior Subordinated Debentures"). TeleBank, through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC"), owns 50% of AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA is its investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio. The accompanying consolidated financial statements include the accounts of TeleBank, TCM, TCT I, TCT II and TSC, a wholly owned subsidiary of TeleBank. All significant intercompany transactions and balances are eliminated in consolidation. The investment in AGT PRA is accounted for under the equity method.

         The financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 1998 and the results of consolidated operations for the three and six months ended June 30, 1998 and 1997. The results of consolidated operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for 1997, should be read in conjunction with these statements.

         On June 22, 1998, the Company's shareholders approved the distribution of a 100% stock dividend on its outstanding common stock, par value $0.01 (the "Common Stock"). The effect of the stock dividend has been retroactively applied in the consolidated financial statements for all periods presented.

         Certain prior year's amounts have been reclassified to conform to the current year's presentation.

                         TELEBANC FINANCIAL CORPORATION




NOTE 2.          NET INCOME PER COMMON SHARE

         Basic earnings per common share, as required by Statement of Financial Accounting Standards No. 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share for the quarters and six months ended June 30, 1998 and 1997 were determined on the assumptions that the dilutive options and warrants were exercised upon issuance. The options and warrants are deemed to be dilutive if (a) the average market price of the related Common Stock for a period exceeds the exercise price or (b) the security to be tendered is selling at a price below that at which it may be tendered under the option or warrant agreement and the resulting discount is sufficient to establish an effective exercise price below the market price of the Common Stock obtainable upon exercise. The Company's year to date weighted average number of common shares outstanding was 4,480,016 at June 30, 1998 and 4,319,224 at June 30, 1997. For diluted earnings per share computation, weighted average shares outstanding also include potentially dilutive securities.

                                                                     EPS Calculation

                                                   Income                 Shares          Per Share Amount
                                            ----------------------------------------------------------------
                                                           For the Quarter Ended June 30, 1998
                                            ----------------------------------------------------------------
Net income                                   $      179,000
Less: preferred stock dividends                    (162,000)
Basic earnings per share                    --------------------

Income available to common shareholders      $        17,000             4,491,801              $   0.00
                                                                                        ===================
Options issued to management                              --               645,242

Warrants                                                  --               647,102
Convertible preferred stock                               --                    --
                                            ---------------------------------------------
Diluted earnings per share                   $        17,000             5,784,145              $   0.00 (a)
                                            =================================================================


                                                           For the Quarter Ended June 30, 1997
                                            -----------------------------------------------------------------
Net income                                   $      1,209,000
Less:  preferred stock dividends                     (162,000)
                                            ---------------------
Basic earnings per share
Income available to common shareholders      $      1,047,000             4,423,922             $   0.24
                                                                                        =================

Options issued to management                               --               418,244
Warrants                                                   --               446,936
Convertible preferred stock                           162,000             2,399,486
                                            ---------------------------------------------
Diluted earnings per share                   $      1,209,000             7,688,588             $   0.16
                                            ==============================================================


                         TELEBANC FINANCIAL CORPORATION


                                                          For the Six Months Ended June 30, 1998
                                             ----------------------------------------------------------------
Net income                                    $      615,000
Less: preferred stock dividends                     (324,000)
                                             ----------------------
Basic earnings per share
Income available to common shareholders       $      291,000               4,480,016             $   0.06
                                                                                          ===================

Options issued to management                              --                 630,992
Warrants                                                  --                 635,490
Convertible preferred stock                               --                      --
                                             ---------------------------------------------
Diluted earnings per share                    $      291,000               5,746,498             $   0.05 (a)
                                             =================================================================




                                                          For the Six Months Ended June 30, 1997
                                             -----------------------------------------------------------------
Net income                                    $      2,071,000
Less:  preferred stock dividends                      (222,000)
                                             -----------------------

Basic earnings per share
Income available to common shareholders       $      1,849,000             4,319,224                $   0.43
                                                                                          ====================

Options issued to management                                --               409,574
Warrants                                                    --               412,758
Convertible preferred stock                            222,000             1,626,318
                                             ----------------------------------------------
Diluted earnings per share                    $      2,071,000             6,767,874                $   0.31
                                             =================================================================


(a) The impact of the convertible preferred stock is antidilutive for the three and six months ended June 30, 1998.

NOTE 3.      RECENT EVENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), effective for fiscal years beginning after December 15, 1997. This statement requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. The Company adopted SFAS 130 effective January 1, 1998. As a result, comprehensive income for the periods ending June 30, 1998 and 1997 are reported in the Consolidated Statement of Operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently

                         TELEBANC FINANCIAL CORPORATION


in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

         SFAS 133 is effective for fiscal years beginning after June 15, 1999, although a company may implement the statement as of the beginning of any fiscal quarter after issuance, that is, fiscal quarters beginning June 16, 1998 and thereafter. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998.

         We have not yet quantified the impacts of adopting SFAS 133 on our financial statements and have not determined the timing or method of our adoption of SFAS 133. However, the statement could increase volatility in earnings and other comprehensive income.

         In April 1998, the Company acquired and dissolved MET Holdings Corporation ("MET") in accordance with the Amended and Restated Acquisition Agreement between MET Holdings and the Company (the "Amended and Restated Acquisition Agreement"), dated as of March 17, 1998. Pursuant to the Agreement, MET sold substantially all of its assets, including 2,866,162 shares of Common Stock owned by MET and assigned substantially all of its liabilities to the Company in exchange for 2,876,162 shares of Common Stock, which shares were distributed to the shareholders of MET upon MET's dissolution.

         In July and August 1998, the Company sold 5,175,000 shares of its Common Stock to the public at an offering price of $14.50 (the "Equity Offering"). Simultaneously, TCT II sold 1.1 million 9.0% Beneficial Unsecured Securities, Series A, having a liquidation amount of $25.00, for a total of $27.5 million. The securities mature in 2028 and have an annual dividend rate of 9.0%, payable quarterly, beginning in September 1998. The net proceeds of both offerings will be used for general corporate purposes, which include funding the Company's continued growth and augmenting working capital.

         Pursuant to a conversion agreement dated May 15, 1998, the Company's 29,900 outstanding shares of 4% Cumulative Preferred Stock, par value $0.01, converted to 2,399,479 shares of Common Stock, upon consummation of the Equity Offering on July 28, 1998. In addition, upon the conversion, the Company issued a special dividend in the amount of 119,975 shares of Common Stock to the holders of the Preferred Stock.

         In August 1998, the Company consummated its agreement to acquire Direct Financial Corporation ("DFC"), a thrift holding company and its federally chartered savings bank subsidiary, Premium Bank, F.S.B. ("Premium Bank"). At June 30, 1998, DFC reported total assets of $332.8 million, loans receivable, net, of $166.3 million, total deposits of $301.0 million and total stockholders' equity of $12.3 million. The Company paid approximately $21.4 million in the transaction, and assumed approximately $6.0 million in liabilities, which the Company repaid at the time the transaction was consummated.

                         TELEBANC FINANCIAL CORPORATION


NOTE 4.      COMMITMENTS AND CONTINGENT LIABILITIES

         In managing the Company's interest rate risk, the Company utilizes financial derivatives in the normal course of business. These products consist primarily of interest rate cap and swap agreements. Financial derivatives are employed to assist in the management and/or reduction of interest rate risk for the Company and can effectively alter the interest rate sensitivity of segments of the balance sheet for specified periods of time.

         The Company accounts for interest rate swap agreements and cap agreements as hedges of debt issuances, deposit balances and investments in loan portfolios to which such agreements have been specifically designated. Cash remittances due or received pursuant to these agreements are reported as adjustments to interest expense on an accrual basis. Any premiums paid in conjunction with these interest rate swap and interest rate cap agreements are amortized as reductions in interest income on a straight-line basis over the term of these agreements. Any gain or loss upon early termination of these instruments would be deferred and amortized as an adjustment to interest expense over the term of the applicable interest rate agreement.

                         TELEBANC FINANCIAL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Information contained in this document contains forward-looking statements that are subject to risks and uncertainties. When used anywhere in this document, the words "anticipate," "believe," "could," "estimate," "expect," "may," "will," "should" or the negative thereof and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed in this document. Factors that could contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this report.

         This discussion and analysis includes descriptions of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997)

         The Company's total assets increased by $109.1 million or 9.9% from $1.1 billion at December 31, 1997 to $1.2 billion at June 30, 1998. The increase in total assets primarily reflects increases in loans receivable, net, of $65.6 million or 16.8%, mortgage-backed securities available for sale of $71.9 million or 22.5%, and investment securities available for sale of $48.5 or 53.1%. The Company funded this asset growth through an increase in retail deposits of $81.4 million or 15.6%, $67.0 million of callable brokered deposits and $78.9 million in cash and cash equivalents. Short-term borrowings, such as repurchase agreements and Federal Home Loan Bank ("FHLB") advances, declined $39.0 million or 8.1%. The Company sold callable certificates of deposit during the first six months of 1998 as relatively cost-efficient borrowings with hedging properties that improve the Company's overall interest rate risk position.

         Stockholders' equity decreased $376,000 from $45.8 million at December 31, 1997 to $45.4 million at June 30, 1998. The decrease reflects unrealized losses on securities of $847,000, as well as $324,000 in preferred dividends, offset by proceeds of $180,000 from the exercise of stock options and net income of $615,000.

                         TELEBANC FINANCIAL CORPORATION



         The consolidated average balance sheets, along with income and expense and related interest yields and rates for the quarters ended June 30, 1998 and 1997 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which saving institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income.

                                           Quarter ended June 30, 1998               Quarter ended June 30, 1997
                                        ----------------------------------      -----------------------------------
                                                    Interest     Average                    Interest     Average
(Dollars in thousands)                   Average     Income/    Annualized        Average    Income/    Annualized
     unaudited                           Balance     Expense    Yield/Cost        Balance    Expense    Yield/Cost
                                         -------     -------    ----------        -------    -------    ----------
Interest-earning assets:
Loans receivable, net                  $   557,801  $  10,458       7.50%        $ 421,820  $   8,322       7.89%
Interest-bearing deposits                    6,749        106       6.21             6,360        114       7.22
Mortgage-backed and related
 securities available for sale             280,962      5,209       7.42           264,732      5,126       7.74
Investment securities available
  for sale (a)                             119,293      1,911       6.41            80,836      1,286       6.37
Federal funds sold                             180          2       5.22             1,874         25       5.36
Investment in FHLB                           9,713        182       7.50             8,160        148       7.25
Trading account                             31,740        589       7.34             6,672        271      16.30
                                            ------        ---     ------         ---------  ---------    -------
 Total interest-earning assets           1,006,438     18,457       7.33%          790,454     15,292       7.74%

Non-interest-earning assets                 32,792                                  34,977
                                            ------                                  ------


  Total assets                         $ 1,039,230                               $ 825,431
                                         =========                                 =======

Interest-bearing liabilities:
Retail deposits                            581,583      8,757       6.04%          440,700      6,575       5.98%
Brokered callable CDs                       61,237      1,020       6.68             -          -            -
FHLB advances                              183,445      2,813       6.07           154,863      2,379       6.08
Other borrowings                           117,602      1,707       5.74           155,181      2,276       5.80
Subordinated debt, net                      30,010        881      11.75            29,463        879      11.92
                                            ------        ---   ---------           ------  ----------   -------
 Total interest-bearing liabilities        973,877     15,179       6.22%          780,207     12,109       6.19%


Non-interest-bearing liabilities            23,072                                   3,786
                                            ------                                   -----


Total liabilities                          996,949                                 783,993


Stockholders' equity                        42,281                                  41,438
                                            ------                                  ------


Total liabilities and stockholders'
  equity                               $ 1,039,230                               $ 825,431
                                         =========                                 =======


Excess of interest-earning assets
   over interest-bearing
  liabilities/net interest
  income/interest rate spread          $    32,561  $   3,278       1.11%        $  10,247  $  3,183        1.55%
                                            ======      =====       =====           ======     =====        =====

Net interest yield                                                  1.30%                                   1.61%
                                                                    =====                                   =====
Ratio of interest-earning
  assets to interest-bearing
  liabilities                                                     103.34%                                 101.31%
                                                                  =======                                 =======

(a) Interest income and average yields on municipal bonds are presented on a tax equivalent basis.

                         TELEBANC FINANCIAL CORPORATION


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net Income. Net income for the three- and six-month periods ended June 30, 1998 totaled $179,000 and $615,000, respectively, compared to $1.2 million and $2.1 million for the three- and six-month periods ended June 30, 1997, respectively. Net income for the three months ended June 30, 1998 consisted primarily of $3.3 million of net interest income and $1.1 million of non-interest income, offset by a $75,000 loan loss provision, $3.9 million of non-interest expenses and income tax expense of $51,000. Net income for the three months ended June 30, 1997 consisted primarily of $3.4 million in net interest income and $1.2 million of non-interest income, reduced by a $308,000 loan loss provision, $2.5 million in non-interest expenses, and $617,000 of income tax expense. Net income for the six months ended June 30, 1998 consisted of $6.9 million of net interest income and $3.0 million of non-interest income, offset by $325,000 of provision for loan losses, as well as $8.1 million of non-interest expenses and $526,000 of income tax expense. Net income for the six months ended June 30, 1997 consisted of $6.4 million of net interest income and $1.9 million of non-interest income offset by $551,000 of provision for loan losses, $4.6 million of non-interest expenses and $973,000 in income tax expense.

         Net Interest Income. Net interest income was $3.3 million and $3.4 million for the quarters ended June 30, 1998 and 1997, respectively, reflecting an annualized interest rate spread of 1.11% and 1.55%, respectively. The decrease in net interest income is primarily volume-related, as the Company did not leverage fully in anticipation of its acquisition of DFC and Premium Bank. The Company made a strategic decision not to leverage and incur market risk during this period. Ending assets increased 50.3% from $804.7 million at June 30, 1997 to $1.2 billion at June 30, 1998, while average assets increased only 25.9% from $825.4 million for the second quarter of 1997 to $1.0 billion for the second quarter of 1998. Additionally, the Company experienced increased prepayments of loans and mortgage-backed securities, while intentionally increasing purchases of liquid securities with lower yields. During the second quarter of 1998, average interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed and related securities, totaled $1.0 billion and yielded 7.33%, as compared to $790.5 million, reflecting a yield of 7.74%, for the same period in 1997. Average interest-bearing liabilities were $973.9 million and $780.2 million for the quarters ended June 30, 1998 and 1997, respectively, and cost 6.22% in the second quarter of 1998 as compared with 6.19% in the same period in 1997.

         Net interest income was $6.9 million and $6.4 million for the six months ended June 30, 1998 and 1997, respectively. Total interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed and related securities, totaled $989.0 and $731.1 million for the six months ended June 30, 1998 and 1997, respectively, yielding 7.37% and 7.70%, respectively. Average interest-bearing liabilities were $953.4 and $719.2 for the six months ended June 30, 1998 and 1997, respectively, costing 6.23% in the first six months of 1998, as compared to 6.19% in the same period in 1997.

                         TELEBANC FINANCIAL CORPORATION


         Provision for Loan Losses. The provision for loan losses reflects management's intent to provide prudent reserves for potential losses on loans held or acquired during the quarter. The Company recorded a loan loss provision of $75,000 for the second quarter of 1998, reflecting approximately 25 basis points of new loan acquisitions during the quarter. Net charge-offs during the quarter totaled $240,000, or 4 basis points of average loan balances for the quarter, while net charge-offs for the first six months of 1998 were $322,000, or 6 basis points of average loan balances for the period. As of June 30, 1998, the Company's total loan loss allowance was $3.6 million, or 0.6% of total loans outstanding. The total loan loss allowance at June 30, 1997 was $3.2 million, which was 0.7% of total loans outstanding. Total loss allowance as a percentage of total non-performing assets was 34.5% and 29.7% as of June 30, 1998 and 1997, respectively.

         Non-Interest Income. The Company reported a decrease of $139,000 in non-interest income from $1.2 million for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998, largely as a result of decreased income from the sale of loans and trading securities. For the three months ended June 30, 1998, the Company reported gains of $749,000 from the sale of mortgage-backed and investment securities, $73,000 from the recognition of discount on loans held for sale due to prepayments and $365,000 in loan servicing charges and other fees, offset by losses of $6,000 from trading activity and $77,000 from equity-method investments. Non-interest income for the second quarter of 1997 consisted of gains of $452,000 from the sale of securities, $283,000 on loan prepayments, $706,000 from trading activity and $400,000 in fees and service charges, offset by $598,000 in losses from equity investments. During the six-month period ending June 30, 1998, the Company experienced an increase in non-interest income of $1.2 million, or 64.8%, over the same period in 1997. This increase is largely due to greater gains on the sale of mortgage-backed and investment securities, which increased $951,000, or 137.8%, over the first half of 1997. Gains from equity investments were also higher during the first six months of 1998, increasing $1.2 million, or 162.5%, over 1997.

         Non-Interest Expenses. Non-interest expenses for the three- and six-month periods ended June 30, 1998 were $3.9 million and $8.1 million, respectively, compared to $2.5 million and $4.6 million for the same periods in 1997. Overall increases are attributed to the Company's increased marketing expenses associated with brand building that seeks to establish the TeleBank name as synonymous with the premier national provider of high-value banking products, as well as increased asset and deposit growth. In the second quarter of 1998, the Company launched its first regional marketing campaign, focusing on California and the western United States. Total non-interest expenses increased by $1.5 million for the three months ended June 30, 1998 as compared to the same quarter in 1997. This increase is largely due to a $470,000 increase in compensation costs related to increased personnel, as well as higher advertising and marketing costs, which increased $474,000, or 464.7%, from $102,000 for the quarter ended June 30, 1997, to $576,000 for the quarter ended June 30, 1998. Total non-interest expenses increased $3.5 million from $4.6 million for the six months ended June 30, 1997 to $8.1 million for the same period in 1998. The increase is primarily due to a $3.2 million increase in general and administrative expenses, which is almost entirely the result of increases in compensation,

                         TELEBANC FINANCIAL CORPORATION


increases in personnel, and a higher level of advertising and marketing activity brought about by the Company's growth strategy. Annualized selling, general and administrative expenses as a percentage of total ending assets were 1.14% and 1.21%, respectively, for the quarter and six months ended June 30, 1998.

         Income Tax Expense. Income tax expense for the quarters ended June 30, 1998 and 1997 totaled $51,000 and $617,000, respectively, producing an effective tax rate of 12.6% for the second quarter of 1998 compared to 32.6% for the quarter ended June 30, 1997. The effective tax rate declined significantly in the second quarter of 1998, reflecting benefits received from the Company's portfolio of municipal securities as well as net charge-offs during the quarter. The effective tax rate for the six months ended June 30, 1998 was 35.2% compared to 31.3% for the six months ended June 30, 1997.

LIQUIDITY

         Liquidity represents the Company's ability to raise funds to support asset growth, fund operations and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to otherwise meet its ongoing obligations. The Company has historically met its liquidity needs primarily through financing activities, consisting principally of increases in core deposit accounts, maturing short-term investments, loans and repayments of investment securities and, to a lesser extent, sales of loans or securities.

         The Company continued to experience growth in overall retail deposit balances. Retail deposits increased $81.4 million to $603.6 million at June 30, 1998 from $522.2 million at December 31, 1997, an increase of 15.6%. In the first six months of 1998, the Company also sold brokered callable certificates of deposit, which totaled $67.0 million at June 30, 1998. FHLB advances and other borrowings declined by $38.8 million to $484.0 million at June 30, 1998 from $522.7 at December 31, 1997.

         TeleBank is required to maintain minimum levels of liquid assets as defined by the regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 4.0%. At June 30, 1998, TeleBank's liquidity ratio was 9.81%.

         As of June 30, 1998, the Company had commitments to purchase $119.3 million in loans. Also, certificates of deposit that are scheduled to mature in less than one year as of June 30, 1998 totaled $111.0 million. In the normal course of business, the Company makes various commitments to extend credit and incurs contingent liabilities that are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION



YEAR 2000 ISSUES

         In 1997, the Company began its Year 2000 remediation plan designed to confirm Year 2000 compliance and remedy any problems identified. While the Company has not experienced any material changes in its remediation plan during the first six months of 1998, it has completed the acquisition of Premium Bank in August 1998. The Company has assessed Premium Bank's Year 2000 status and has determined that it is not materially different from the Company's status. Both the Company and Premium have received "satisfactory" ratings from the OTS regarding their Year 2000 remediation plans. Although the Company may incur additional expenses during 1998 and 1999 related to its Year 2000 compliance efforts, the Company does not anticipate that such expenditures will be material or that Year 2000 compliance will otherwise have a material effect on the Company's financial condition or results of operations.

MARKET RISK

         The Company manages interest rate risk through the use of financial derivatives such as interest rate cap and swap agreements. These instruments are used to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. The Company's investment policy prohibits the use of such financial instruments for speculative purposes. The Company has experienced no material changes in market risk during the first six months of 1998.

                         TELEBANC FINANCIAL CORPORATION



CAPITAL RESOURCES

         At June 30, 1998, TeleBank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for "well-capitalized" institutions under OTS regulations.

         The following table sets forth TeleBank's regulatory capital levels at June 30, 1998 in relation to the regulatory requirements in effect at that date. The information below is based upon the Company's understanding of the regulations and interpretations currently in effect and may be subject to change.


                                                                                                   To Be Well
                                                                      For Capital               Capitalized Under
                                                                       Adequacy                 Prompt Corrective
                                            Actual                     Purposes:                Action Provisions:
                                    Amount         Ratio        Amount         Ratio         Amount         Ratio

Total Capital (to risk
   weighted assets)                  $63,121        10.9%       >$46,434        >8.0%        >$58,043        >10.0%
Core Capital (to adjusted
   tangible assets)                  $59,727         5.2%       >$46,084        >4.0%        >$57,605         >5.0%
Tangible Capital (to
   tangible assets)                  $59,721         5.2%       >$17,281        >1.5%             N/A           N/A
Tier I Capital (to
   risk weighted assets)             $59,727        10.3%            N/A          N/A        >$34,826         >6.0%


                         TELEBANC FINANCIAL CORPORATION


PART II -- OTHER INFORMATION


Item 4.          Submission of Matters to Security Holders

         On April 13, 1998, the Company held a Special Meeting of the Shareholders to vote on the approval and adoption of the Amended and Restated Acquisition Agreement, pursuant to which MET would sell substantially all of its assets, including 2,866,162 shares of the Company's Common Stock owned by MET and assign substantially all of its liabilities to the Company.

         The votes cast at the Special Meeting were as follows:

         Approval and adoption of the Amended
         and Restated Acquisition Agreement                FOR - 2,379,932
                                                           AGAINST - 0
                                                           WITHHELD - 1,000


         On June 22, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, Mitchell H. Caplan and David A. Smilow were elected to the Board of Directors of the Company (the "Board") for three-year terms ending in 2001. The Directors continuing in office were Dean C. Kehler and Steven F. Piaker, whose terms expire in 1999, and David R. DeCamp, Mark Rollinson and Marcia Myerberg, whose terms expire in 2000. The shareholders also voted at the Annual Meeting to amend the certificate of incorporation to increase the number of authorized shares of Common Stock and total capital stock, to adopt the 1998 Stock Incentive Plan and to ratify the Board's appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.


         The votes cast at the Annual Meeting were as follows:

         Election of David A. Smilow                       FOR - 1,993,870
                                                           AGAINST - 0
                                                           WITHHELD - 0

         Election of Mitchell H. Caplan                    FOR - 1,993,870
                                                           AGAINST - 0
                                                           WITHHELD - 0

                         TELEBANC FINANCIAL CORPORATION


         Amend Article 4 of the Certificate of Incorporation
         to increase the authorized number of shares of
         Common Stock from 8,500,000 to 29,500,000 and
         to increase the total authorized number of shares of
         capital stock to 30,000,000                       FOR - 1,993,670
                                                           AGAINST - 0
                                                           WITHHELD - 200

         Adopt the 1998 Stock Incentive Plan               FOR - 1,991,370
                                                           AGAINST - 0
                                                           WITHHELD - 2,500
         Ratification of Appointment
         of Arthur Andersen LLP                            FOR - 1,993,370
                                                           AGAINST - 0
                                                           WITHHELD - 500

                         TELEBANC FINANCIAL CORPORATION


Item 6.          Exhibits and Reports on Form 8-K

         (a) Exhibits

                 3.1(a) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1(a) of the Company's Registration Statement on Form S-2, File No. 333-52871)

                 3.1(b) Certificate of Designations (incorporated by reference herein to Exhibit 3 to the Company's Current Report on Form 8-K, dated March 17, 1997)

                 3.2 Bylaws of the Company (incorporated by reference herein to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, dated March 31, 1997)

                 4.1 Specimen certificate evidencing shares of Common Stock of the Company (incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-1, dated March 25, 1994, File No. 33-76930)

                 4.2 Form of warrant for the purchase of shares of Common Stock, issued in connection with the Unit Purchase Agreement, dated February 19, 1997, among the Company and the Purchasers identified herein (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 17, 1997)

                 4.3 Form of warrant for the purchase of shares of Common Stock, issued in connection with the units of warrants and subordinated debt sold in the Company's initial public offering (incorporated by reference herein to Exhibit 4.5 to the Company's Registration Statement on Form S-1, dated March 25, 1994, File No. 33-76930)

                 4.4 Declaration of Trust of TeleBanc Capital Trust II, dated May 22, 1998 (incorporated by reference herein to the Company's Registration Statement on Form S-2, File No. 333-52871)

                 4.5 Form of Certificate of Exchange Junior Subordinated Debentures (incorporated by reference herein to Exhibit 4.3 to the Company's Form 10-K/A for the year ended December 31, 1997, dated April 2, 1998)

                 4.6 Amended and Restated Declaration of Trust of TeleBanc Capital Trust I, dated June 9, 1997 (incorporated by reference herein to Exhibit 3.4 to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)

                 4.7 Certificate of Trust of TeleBanc Capital Trust II, dated May 22, 1998 (incorporated by reference herein to the Company's Registration Statement on Form S-2, File No. 333-52871)

                         TELEBANC FINANCIAL CORPORATION



                 4.8 Form of Exchange Capital Security Certificate (incorporated by reference herein to Exhibit 4.6 to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)

                 4.9 Exchange Guarantee Agreement by the Company for the benefit of the holders of Exchange Capital Securities (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)

                 10.1 1994 Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated March 25, 1994, File No. 33-76930)

                 10.2 1997 Stock Option Plan (incorporated by reference herein to Exhibit D to the Company's definitive proxy materials which were filed as Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, dated March 31, 1997)

                 10.3 1998 Stock Incentive Plan (incorporated by reference herein to the Company's Registration Statement on Form S-2, File No. 333-52871)

                 10.4 Employee Stock Ownership Plan of the Company (incorporated by reference herein to the Company's Registration Statement on Form S-2, File No. 333-52871)

                 10.5 Agreement and Plan of Merger by and between the Company and Direct Financial Corporation, dated January 14, 1998 (amended pursuant to the First Amendment to Agreement and Plan of Merger dated May 29, 1998 and filed as Exhibit 10.14 incorporated by reference hereto)

                 10.6 Registration Rights Agreement, dated June 5, 1997, among the Company, TeleBanc Capital Trust I and the Initial Purchaser (incorporated by reference herein to Exhibit 4.8 to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)

                 10.7 Unit Purchase Agreement, dated February 19, 1997, among the Company and the Purchasers identified therein (incorporated by reference herein to Exhibit
                           10.1 to the Company's Current Report on 8-K, dated March 17, 1997)

                 10.8 Amended and Restated Acquisition Agreement, dated February 19, 1997, among the Company, Arbor Capital Partners, Inc., MET Holdings, Inc., and William M. Daugherty (incorporated by reference herein to Exhibit 10.2 to the Company Current Report on 8-K, dated March 17, 1997)

                 10.9 Liquidated Damages Agreement, dated June 9, 1997, by and among the Company, TeleBanc Capital Trust I, and the Initial Purchaser (incorporated by reference herein to Exhibit 4.9 to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)

                         TELEBANC FINANCIAL CORPORATION



                 10.10 Tax Allocation Agreement, dated April 7, 1994, between TeleBank and the Company (incorporated by reference herein to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1, dated May 3, 1994, File No. 33-76930)

                 10.11 Indenture dated June 9, 1997, between the Company and Wilmington Trust Company, as debenture trustee (incorporated by reference herein to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)

                 10.12 Form of Indenture between the Company and Wilmington Trust Company as Trustee (incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S-1, dated March 25, 1994, File No. 33-76930)

                 10.13 Conversion Agreement dated May 15, 1998 by and among the Company and certain investors named therein (incorporated by reference herein to the Company's Registration Statement on Form S-2, File No. 333-52871)

                 10.14 First Amendment to Agreement and Plan of Merger (filed as Exhibit 10.5 hereto) by and among the Company, Direct Financial Corporation and TBK Acquisition Corp., dated May 29, 1998 (incorporated by reference herein to the Company's Registration Statement on Form S-2, File No. 333-52871)

                 27.       Financial Data Schedule


           (b) Reports on Form 8-K

                 No information to report.

                         TELEBANC FINANCIAL CORPORATION



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TeleBanc Financial Corporation
                                              ------------------------------
                                                       (Registrant)

Date:      August 14, 1998       By:    /s/ Mitchell H. Caplan
       -------------------------      ---------------------------------------------------
                                      Mitchell H. Caplan
                                      Chief Executive Officer and President



 Date:     August 14, 1998       By:    /s/ Aileen Lopez Pugh
       -------------------------      ----------------------------------------------------
                                      Aileen Lopez Pugh
                                      Executive Vice President and Chief Financial Officer