Form 10-Q
period 1998-09-30
TELEBANC FINANCIAL CORP
filed 1998-11-16
CIK 920986

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                           No
                    -----                            ------

Number of shares outstanding for the issuer's classes of common stock, as of November 12, 1998.


   common stock, $0.01 par value                  12,366,242
   -----------------------------                  ----------
              (class)                            (outstanding)

                         TELEBANC FINANCIAL CORPORATION


                                   FORM 10-Q

                                     INDEX

 Part I - Financial Information                                                           Page
 ------------------------------                                                           ----
 Item 1.


    Consolidated Statements of Financial Condition -September 30, 1998 and
      December 31, 1997                                                                    3

   Consolidated Statements of Operations - Three and nine months ended September
      30, 1998 and 1997                                                                    4


   Consolidated Statements of Changes in Stockholders' Equity - Nine months ended
      September 30, 1998 and 1997                                                          6


   Consolidated Statements of Cash Flows - Nine months ended September 30, 1998
      and 1997                                                                             7

    Notes to Consolidated Financial Statements                                             8


 Item 2.

    Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                        14


 Item 3.


    Quantitative and Qualitative Disclosures about Market Risk                             21



 Part II -- Other Information
 ----------------------------

 Item 6.


     Exhibits and Reports on Form 8-K                                                      22


 Signatures                                                                                25


                         TELEBANC FINANCIAL CORPORATION


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in Thousands, Except Per Share Data)

                                                                                September 30,      December 31,
 Assets:                                                                            1998               1997
                                                                                    ----               ----
                                                                                 (unaudited)
 Cash and cash equivalents                                                     $      26,734   $      92,156
 Loans receivable, net                                                               645,173         391,618
 Loans receivable held for sale                                                      148,016         149,086
 Mortgage-backed securities available for sale                                       798,636         319,203
 Investment securities available for sale                                            220,367          91,237
 Trading securities                                                                   54,919          21,110
 Other assets                                                                         73,847          35,942
                                                                                      ------          ------


                  Total assets                                                   $ 1,967,692     $ 1,100,352
                                                                                   =========       =========


 Liabilities and Stockholders' Equity:


 Liabilities:
 Retail deposits                                                                 $ 1,007,246     $   522,221
 Brokered callable certificates of deposit                                            67,014               -
 Advances from the Federal Home Loan Bank of Atlanta                                 208,000         200,000
 Securities sold under agreements to repurchase                                      479,742         279,909
 Subordinated debt                                                                    29,792          29,614
 Other liabilities                                                                    19,431          13,212
                                                                                      ------          ------


                 Total liabilities                                                 1,811,225       1,044,956
                                                                                   ---------      ----------


 Corporation-Obligated Mandatory Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures of the
   Corporation                                                                        35,280           9,572


 Stockholders' equity:
 4% Cumulative Preferred Stock, $0.01 par value,
       500,000 shares authorized
        Series A, 0 and 18,850 issued and outstanding at September 30, 1998               -            9,634
           and December 31, 1997
        Series B, 0 and 4,050 issued and outstanding at September 30, 1998                -            2,070
           and December 31, 1997
        Series C, 0 and 7,000 issued and outstanding at September 30, 1998                -            3,577
           and December 31, 1997

 Common stock, $0.01 par value, 29,500,000 shares authorized; 12,363,842 and 4,458,322 issued and outstanding at September 30, 1998 and December
   31, 1997                                                                              122              44

 Unearned compensation                                                                (2,638)             -
 Additional paid-in capital                                                          103,069          16,205
 Retained earnings                                                                    10,164          11,556
 Accumulated other comprehensive income, net of tax                                   10,470           2,738
                                                                                      ------          ------


                  Total stockholders' equity                                         121,187          45,824
                                                                                     -------         -------


                  Total liabilities & stockholders' equity                       $ 1,967,692     $ 1,100,352
                                                                                   =========       =========

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (unaudited)


                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30,               September 30,
                                                                             -------------               -------------
                                                                             1998       1997            1998        1997
                                                                             ----       ----            ----        ----
 Interest income:
      Loans                                                             $  13,599   $  8,855       $  34,431    $ 24,727
      Mortgage-backed and related securities                                9,966      4,248          20,249      13,179
      Investment securities                                                 3,046      1,348           6,818       4,330
      Trading securities                                                      812        359           2,157         630
      Other                                                                   209         10             630          67
                                                                              ---         --             ---          --



            Total interest income                                          27,632     14,820          64,285      42,933
                                                                           ------     ------          ------      ------

 Interest expense:
      Retail deposits                                                      12,285      6,649          29,096      18,686
      Brokered callable certificates of deposit                             1,122          -           2,516           -
      Advances from the Federal Home Loan Bank of Atlanta                   3,044      2,528           8,575       6,784
      Repurchase agreements                                                 4,647      1,493           8,902       5,422
      Subordinated debt                                                       881        878           2,642       2,399
      Other                                                                     -          -               2           -
                                                                         --------  ---------      ----------  ----------


           Total interest expense                                          21,979     11,548          51,733      33,291
                                                                           ------     ------          ------      ------


           Net interest income                                              5,653      3,272          12,552       9,642


 Provision for loan losses                                                    300        120             625         671
                                                                              ---       ----            ----         ---


           Net interest income after provision for loan losses              5,353      3,152          11,927       8,971
                                                                            -----      -----          ------       -----


 Non-interest income:
      Gain on sale of securities                                            1,424        195           3,065         885
      Fees, service charges and other                                         322        571           1,034       1,312
      Gain on sale of loans                                                   227        226             421         636
      (Loss) gain on trading securities                                      (106)       213             (51)        942
      (Loss) gain on equity investment                                        (35)      (121)            414        (840)
                                                                              ----      -----            ---        -----


           Total non-interest income                                        1,832      1,084           4,883       2,935
                                                                            -----      -----           -----       -----


                                  (continued)

                         TELEBANC FINANCIAL CORPORATION

                 (Dollars in Thousands, Except Per Share Data)
                                  (unaudited)

                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30,               September 30,
                                                                             -------------               -------------
                                                                             1998       1997            1998        1997
                                                                             ----       ----            ----        ----
 Non-interest expenses:
   Selling, general and administrative expenses:
      Compensation and employee benefits                                  1,926         1,049          5,546         3,427
      Advertising and marketing                                           1,699           148          2,905           267
      Other                                                               2,041           881          4,545         2,531
                                                                          -----          ----          -----        ------


           Total selling, general and administrative expenses             5,666         2,078         12,996         6,225
                                                                          -----        ------        -------        ------


    Other non-interest expenses:
      Net operating costs of real estate acquired through
           foreclosure                                                       43            55            225           185
      Amortization of goodwill and other intangibles                        543           204          1,163           486
                                                                            ---           ---         ------           ---


           Total other non-interest expenses                                586           259          1,388           671
                                                                            ---           ---         ------           ---


                Total non-interest expenses                               6,252         2,337         14,384         6,896
                                                                          -----        ------        -------        ------


           Income before income tax expense                                 933         1,899          2,426         5,010


 Income tax expense                                                         389           709            915         1,682


 Minority interest in subsidiary                                            439           286            791           353
                                                                            ---           ---           ----           ---


           Net income                                                       105           904            720         2,975


 Preferred stock dividends                                                1,788           162          2,112           384
                                                                          -----          ----          -----          ----


 Net income available to common stockholders                           $ (1,683)       $  742      $  (1,392)     $  2,591
                                                                         =======          ===         =======        =====


 Other comprehensive income, before tax:
     Unrealized holding gain on securities arising during the
        period                                                         $  9,462         $  97       $  9,632      $  1,617
     Less: reclassification adjustment for gains included in net
        income                                                           (1,424)         (194)        (3,065)         (585)
                                                                         -------         -----        -------         -----


 Other comprehensive income, before tax                                   8,038           (97)         6,567         1,032


 Income tax expense related to reclassification adjustment for
     gains on sale of securities                                             541           74          1,165           222
                                                                             ---           --          -----           ---


 Other comprehensive income                                               8,579           (23)         7,732         1,254
                                                                          -----           ----         -----         -----


 Comprehensive income                                                  $  6,896        $  719       $  6,340      $  3,845
                                                                          =====           ===          =====         =====


 Earnings per share:
     Basic                                                             $  (0.17)      $  0.16       $  (0.22)      $  0.59
     Diluted                                                           $  (0.17)      $  0.11       $  (0.22)      $  0.41

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                             (Dollars in Thousands)
                                  (unaudited)



                                                                                                           Unrealized
                                                                                                           Gain (Loss)
                                                                                  Additional               on Available
                                           Preferred    Common       Unearned      Paid-in     Retained      for Sale
                                             Stock      Stock      Compensation   Capital      Earnings    Securities      Total
                                             -----      -----      ------------   -------      --------    ----------      -----
 Balances at December 31, 1996             $     --   $     40     $        --    $ 14,637     $  7,885     $   2,096    $ 24,658


 Net income for the nine months ended
   September 30, 1997                            --         --              --          --        2,975            --       2,975


 Stock issued                                    --          4              --       1,472           --            --       1,476


 Issuance of 4% Cumulative Preferred
   Stock, Series A                            9,634         --              --          --           --            --       9,634


 Issuance of 4% Cumulative Preferred
   Stock, Series B                            2,070         --              --          --           --            --       2,070


 Issuance of 4% Cumulative Preferred
   Stock, Series C                            3,577         --              --          --           --            --       3,577


 Dividends on 4% Cumulative Preferred
   Stock                                         --         --              --          --         (384)           --        (384)


 Unrealized gain on available for sale
   securities, net of tax effect                 --         --              --          --           --         1,254       1,254
                                                 --         --              --          --           --         -----       -----


 Balances at September 30, 1997            $ 15,281   $     44     $        --    $ 16,109     $ 10,476     $   3,350    $ 45,260
                                             ======         ==              ==      ======       ======         =====      ======




 Balances at December 31, 1997             $ 15,281   $     44     $        --    $ 16,205     $ 11,556     $   2,738    $ 45,824


 Net income for the nine months ended
   September 30, 1998                            --         --              --          --          720            --         720



 Stock issued                                    --         53              --      69,869           --            --      69,922


 Dividends on 4% Cumulative Preferred
   Stock                                         --          1              --       1,738       (2,112)           --        (373)


 Conversion of 4% Cumulative Preferred
   Stock to common stock                    (15,281)        24              --      15,257           --            --          --


 Loan to Employee Stock Ownership Plan           --         --          (2,638)         --           --            --      (2,638)


 Unrealized gain on available for sale
   securities,  net of tax effect                --         --              --          --           --         7,732       7,732
                                                 --         --              --          --           --         -----       -----



 Balances at September 30, 1998            $     --   $    122     $    (2,638)   $103,069     $ 10,164     $  10,470    $121,187
                                                 ==        ===          =======    =======       ======        ======     =======


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION



                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                  (unaudited)

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                           September 30,
                                                                                           -------------
                                                                                       1998            1997
                                                                                       ----            -----
 Net cash used in operating activities                                           $  (2,215)       $ (16,375)
                                                                                    -------         --------

 Cash flows from investing activities:
   Net cash received from business acquisition                                       7,722               --
   Net increase in loans held to maturity, net of loans received in               (139,145)        (184,634)
     business acquisition
   Loans extended to Employee Stock Ownership Plan                                  (2,638)              --
   Purchases of available-for-sale securities, net of securities received         (939,077)        (250,956)
     in business acquisition
   Proceeds from sales of available-for-sale securities                            326,424          125,520
   Proceeds from maturities of and principal payments on available-for-sale
    securities                                                                     137,770          162,030
   Proceeds from sale of foreclosed real estate                                        713            1,239
   Equity investment in subsidiary                                                  (1,392)          (1,608)
   Net purchases of premises and equipment, net of premises and equipment           (1,010)             420
     received in business acquisition                                               -------             ---

 Net cash used in investing activities                                            (610,633)        (147,989)
                                                                                  ---------       ----------
 Cash flows from financing activities:
   Net increase in deposits, net of deposits received in business                   244,949          37,256
     acquisition
   Advances from Federal Home Loan Bank of Atlanta                                  672,077         244,000
   Payments on advances from Federal Home Loan Bank of Atlanta                     (664,077)       (218,800)
   Net increase in borrowed funds, net of borrowings received in business
     acquisition                                                                        178          12,970
   Net increase in securities sold under agreements to repurchase                   199,833          64,827
   Proceeds from the issuance of trust preferred securities                          25,708           9,602
   Proceeds from the issuance of common stock and preferred stock                    71,661          16,757
   Interest paid to minority interest in subsidiary                                    (791)             --
   Dividends paid on preferred stock                                                 (2,112)           (384)
                                                                                     -------          ------

 Net cash provided by financing activities                                          547,426         166,228
                                                                                    -------        --------

 Net (decrease) increase in cash and cash equivalents                               (65,422)          1,864

 Cash and cash equivalents at beginning of period                                    92,156           3,259
                                                                                     ------          ------
 Cash and cash equivalents at end of period                                      $   26,734       $  5,123
                                                                                     ======          =====

 Supplemental information:

 Interest paid on deposits and borrowed funds                                    $   46,246       $  26,526
 Income taxes paid                                                                      999             853
 Gross unrealized gain on securities available for sale                              12,414           1,888
 Tax effect of gain on available for sale securities                             $   (4,682)      $    (634)

Supplemental schedule of non-cash financing activities:

Additional common stock, totaling 119,975 shares, was issued upon conversion of 29,900 shares of 4% Cumulative Preferred Stock.

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NOTE 1.      BASIS OF PRESENTATION

         TeleBanc Financial Corporation (the "Company") operates its business principally through two wholly-owned subsidiaries, TeleBank, a federally chartered savings bank ("TeleBank"), and TeleBanc Capital Markets, Inc. ("TCM"). TeleBank offers savings and investment products insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), and TCM is a registered broker-dealer and investment advisor specializing in one- to four-family mortgage loans and mortgage-backed securities. TCM manages
the portfolios of the Company and TeleBank.   The Company also owns all of the
beneficial interests represented by common securities in two Delaware trusts, TeleBanc Capital Trust I ("TCT I") and TeleBanc Capital Trust II ("TCT II"), which were formed solely for the purpose of issuing capital securities. In 1997, TCT I issued $10.0 million of 11.0% Capital Securities, Series A and invested the net proceeds in the Company's 11.0% Junior Subordinated Deferrable Interest Debentures, Series A (the "TCT I Junior Subordinated Debentures"). In July 1998, TCT II issued $27.5 million of 9.0% Beneficial Unsecured Securities, Series A and invested the net proceeds in the Company's 9.0% Junior Subordinated Deferrable Interest Debentures, Series A (the "TCT II Junior Subordinated Debentures"). TeleBank, through its wholly-owned subsidiary TeleBanc Servicing Corporation ("TSC"), owns 100% of TeleBanc Insurance Services, Inc. ("TBIS"), which was formed in May 1998 to offer co-branded insurance products. TSC also owns 50% of AGT PRA, LLC ("AGT PRA"), the primary business of which is its 66.67% investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio. The accompanying consolidated financial statements include the accounts of TeleBank, TCM, TCT I, TCT II and TSC. All significant intercompany transactions and balances are eliminated in consolidation. The investment in AGT PRA is accounted for under the equity method.

         The financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited, but in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 1998 and the results of consolidated operations for the three and nine months ended September 30, 1998 and 1997. The results of consolidated operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for 1997, should be read in conjunction with these statements.

         Effective June 22, 1998, the Board of Directors of the Company approved the distribution of a 100% stock dividend on its outstanding common stock, par value $0.01 (the "Common Stock"). The effect of the stock dividend has been retroactively applied in the consolidated financial statements for all periods presented.

                         TELEBANC FINANCIAL CORPORATION



         Certain prior-year amounts have been reclassified to conform to the current year's presentation.

NOTE 2.          NET INCOME PER COMMON SHARE

         Basic earnings per common share, as required by Statement of Financial Accounting Standards No. 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share for the quarters and nine months ended September 30, 1998 and 1997 was determined on the assumption that the dilutive options and warrants were exercised upon issuance. The options and warrants are deemed to be dilutive if (a) the average market price of the related Common Stock for a period exceeds the exercise price or (b) the security to be tendered is selling at a price below that at which it may be tendered under the option or warrant agreement and the resulting discount is sufficient to establish an effective exercise price below the market price of the Common Stock obtainable upon exercise. In January 1997, the Company issued 29,900 shares of 4% Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01, which was convertible to 2,399,479 shares of the Company's Common Stock. For purposes of the diluted earnings per share calculation, the Company assumed that all outstanding shares of Preferred Stock had converted to Common Stock as of the beginning of the respective periods. In July 1998, the Preferred Stock converted to Common Stock and, therefore, was no longer outstanding as of September 30, 1998. The Company's year to date weighted average number of common shares outstanding was 6,313,750 at September 30, 1998 and 4,359,020 at September 30, 1997. For diluted earnings per share computation, weighted average shares outstanding also include potentially dilutive securities.

                                EPS CALCULATION

                                                    Income                Shares          Per Share Amount
                                              --------------------------------------------------------------
                                                         For the Quarter Ended September 30, 1998
                                              --------------------------------------------------------------
 Net income                                   $        105,000
 Less: preferred stock dividends                    (1,788,000)
                                              ------------------
 Basic earnings per share
 Income available to common shareholders      $     (1,683,000)          9,921,713            $   (0.17)
                                                                                          ==================
 Options issued to management                              --                   --
 Warrants                                                  --                   --
 Convertible preferred stock                               --                   --
                                              ----------------------------------------
 Diluted earnings per share                   $     (1,683,000)          9,921,713            $   (0.17)(a)
                                              ==============================================================

                         TELEBANC FINANCIAL CORPORATION


                                                    For the Quarter Ended September 30, 1997
                                               ----------------------------------------------------
 Net income                                     $      904,000

 Less:  preferred stock dividends                     (162,000)
                                               -------------------

 Basic earnings per share

 Income available to common shareholders         $     742,000           4,437,026     $   0.16
                                                                                     ==============


 Options issued to management                               --             642,508
 Warrants                                                   --             577,654
 Convertible preferred stock                           162,000           2,399,479
                                               -------------------------------------
 Diluted earnings per share                    $       904,000           8,056,667     $   0.11
                                               ====================================================

                                                     For the Nine Months Ended September 30, 1998
                                               ----------------------------------------------------
 Net income                                    $       720,000
 Less: preferred stock dividends                    (2,112,000)
                                               -------------------

 Basic earnings per share
 Income available to common shareholders       $    (1,392,000)          6,313,750     $   (0.22)
                                                                                     ==============


 Options issued to management                               --                  --

 Warrants                                                   --                  --

 Convertible preferred stock                                --                  --
                                               -------------------------------------
 Diluted earnings per share                    $    (1,392,000)          6,313,750     $   (0.22)(a)
                                               =====================================================

                                                   For the Nine Months Ended September 30, 1997
                                               ----------------------------------------------------
 Net income                                    $     2,975,000

 Less:  preferred stock dividends                     (384,000)
                                               -------------------

 Basic earnings per share
 Income available to common shareholders       $     2,591,000           4,359,020     $   0.59
                                                                                     =============


 Options issued to management                               --             495,080
 Warrants                                                   --             470,938
 Convertible preferred stock                           384,000           1,887,830
                                               -------------------------------------
 Diluted earnings per share                    $     2,975,000           7,212,868     $   0.41
                                               ===================================================

(a) The impact of the Company's outstanding options, warrants, and Preferred Stock is antidilutive for the three and nine months ended September 30, 1998.

NOTE 3.      RECENT EVENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), effective for fiscal years beginning after December 15, 1997. This statement requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. The Company adopted SFAS

                         TELEBANC FINANCIAL CORPORATION


130 effective January 1, 1998. As a result, comprehensive income for the periods ending September 30, 1998 and 1997 is reported in the Consolidated Statement of Operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

         SFAS 133 is effective for fiscal years beginning after June 15, 1999, although a company may implement the statement as of the beginning of any fiscal quarter after issuance, that is, fiscal quarters beginning June 16, 1998 and after. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998.

         The Company plans to adopt SFAS 133 as of January 1, 2000 but has not yet quantified the impact of adopting SFAS 133 on its financial statements. However, the statement could increase volatility in earnings and other comprehensive income.

         In April 1998, the Company acquired and dissolved MET Holdings Corporation ("MET") in accordance with the Amended and Restated Acquisition Agreement between MET and the Company (the "Amended and Restated Acquisition Agreement"), dated as of March 17, 1998. Pursuant to the Amended and Restated Acquisition Agreement, MET sold substantially all of its assets, including 2,866,162 shares of Common Stock owned by MET and assigned substantially all of its liabilities to the Company in exchange for 2,876,162 shares of Common Stock, which shares were distributed to the shareholders of MET upon MET's dissolution.

         In July and August 1998, the Company sold 5,175,000 shares of its Common Stock to the public at an offering price of $14.50 (the "Equity Offering"), and TCT II sold 1,100,000 of 9.0% Beneficial Unsecured Securities, Series A, having a liquidation amount of $25.00, for a total of $27.5 million (the "Trust Preferred Offering"). The Trust Preferred Offering securities mature in 2028 and have an annual dividend rate of 9.0%, payable quarterly, beginning in September 1998. The net proceeds of both offerings are being used for general corporate purposes, which include funding the Company's continued growth and augmenting working capital.

         Pursuant to a conversion agreement dated May 15, 1998 (the "Conversion Agreement"), the Company's 29,900 outstanding shares of Preferred Stock converted to 2,399,479 shares of Common Stock, upon consummation of the Equity Offering on July 28, 1998. The Conversion Agreement also provided that the

                         TELEBANC FINANCIAL CORPORATION


automatic conversion of the Preferred Stock was contingent upon the Company paying, prior to or upon such conversion, a dividend on the Preferred Stock in the form of shares of Common Stock equal to five percent of the number of shares of Common Stock issuable upon conversion of the Preferred Stock. Accordingly, upon the conversion, the Company issued a one-time dividend in the amount of 119,975 shares of Common Stock to the holders of the Preferred
Stock.

         Effective August 10, 1998, the Company consummated an Agreement and Plan of Merger with Direct Financial Corporation ("DFC"), a thrift holding company, pursuant to which DFC merged with and into a wholly-owned subsidiary of the Company. The Company then merged DFC's federally-chartered savings bank subsidiary, Premium Bank, F.S.B. ("Premium Bank") into TeleBank. The Company paid approximately $22.3 million in the transaction and assumed approximately $6.0 million in liabilities that the Company repaid at the time the transaction was consummated. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated to the estimated fair value of net tangible assets acquired, with the excess recorded as goodwill. As of September 30, 1998, goodwill associated with the acquisition of Premium Bank totaled approximately $20 million, net of accumulated amortization of $236,000. The Company has chosen to amortize this goodwill on a straight-line basis over a period of 15 years. The operating results of Premium Bank are included with those of the Company from the closing date.

         During the third quarter of 1998, the Company made loans totaling $2.4 million to the Employee Stock Ownership Plan (the "ESOP"), which used the proceeds to purchase shares of the Company's outstanding Common Stock. As these loans will be repaid using contributions the ESOP receives from the Company in future periods, the Company has classified these loans, along with two earlier loans totaling $195,000, as unearned compensation and recorded them in a contra equity account. Principal on the loans made in the third quarter of 1998 is due in equal, annual installments over the next five years, and interest is charged at a weighted-average annual rate of 6.90%.

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

                         TELEBANC FINANCIAL CORPORATION


gain or loss upon early termination of these instruments would be deferred and amortized as an adjustment to interest expense over the term of the applicable interest rate agreement.

                         TELEBANC FINANCIAL CORPORATION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: interest rate fluctuations, the ability of the Company to create brand awareness, the ability of the Company to grow through the introductions of new products and services and the ability of the Company to attain Year 2000 compliance and to ensure Year 2000 compliance from the third parties with which it does business.

         This discussion and analysis includes descriptions of material changes that have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31, 1997)

         The Company's total assets increased $867.3 million or 78.8% from $1.10 billion at December 31, 1997 to $1.97 billion at September 30, 1998. The increase in total assets primarily reflects increases in held-for-sale and held-to-maturity loans receivable, net, (consisting primarily of one- to four-family residential mortgages) of $252.5 million or 46.7%, mortgage-backed securities available for sale of $479.4 million or 150.2%, and investment securities available for sale of $129.1 million or 141.5%. The Company funded this asset growth through its Equity Offering and Trust Preferred Offering, both of which were completed during the third quarter, as well as an increase in retail deposits of $485.0 million or 92.9%. Short-term borrowings, such as repurchase agreements and Federal Home Loan Bank ("FHLB") advances, increased $207.8 million, or 43.3%. Additionally, the Company sold $67.0 million of callable certificates of deposit during the first nine months of 1998 as relatively cost-efficient borrowings with hedging properties that improve the Company's overall interest rate risk position. In addition to growth generated internally, the Company consummated its acquisition of DFC in August 1998, adding approximately $149.9 million of loans, $122.9 million of mortgage-backed and investment securities, and $307.1 million of deposits.

         Stockholders' equity increased $75.4 million from $45.8 million at December 31, 1997 to $121.2 million at September 30, 1998. Common Stock and additional paid-in capital increased $78,000 and $86.9 million, respectively, due primarily to the Company's Equity Offering, as well as the issuance of 2,399,479 shares of Common Stock related to the conversion of the outstanding shares of Preferred Stock to Common Stock upon consummation of the Equity

                         TELEBANC FINANCIAL CORPORATION


Offering on July 28, 1998. In connection with the conversion of its Preferred Stock to Common Stock, the Company issued 119,975 shares of Common Stock, at $14.50 per share, as a one-time dividend worth $1.7 million to the holders of the Preferred Stock. Additionally, the Company experienced unrealized gains on securities of $7.7 million and earned net income of $720,000.

                         TELEBANC FINANCIAL CORPORATION


         The consolidated average balance sheets, along with income and expense and related interest yields and rates for the quarters ended September 30, 1998 and 1997 are shown below. The table also presents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "net interest income" and "net interest spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's profitability is its "net interest margin" or "net yield on interest-earning assets" which is its annualized net interest income divided by the average balance of interest-earning assets.

                                                Quarter ended September 30, 1998        Quarter ended September 30, 1997
                                               ------------------------------------    -----------------------------------
                                                              Interest     Average                Interest     Average
 (Dollars in thousands)                         Average       Income/    Annualized     Average   Income/     Annualized
          unaudited                             Balance       Expense    Yield/Cost     Balance   Expense     Yield/Cost
                                                -------       -------    ----------     -------   -------     ----------

 Interest-earning assets:

 Loans receivable, net                       $    694,955    $  13,590       7.82%      $ 456,059    $ 8,864      7.77%
 Interest-bearing deposits                          6,774          104       5.99           8,244        116      5.59
 Mortgage-backed and related securities
   available for sale                             560,301        9,966       7.11         212,961      4,397      8.26
 Investment securities available
   for sale (a)                                   179,218        2,902       6.48          66,609      1,111      6.67
 Federal funds sold                                   154            2       5.18           1,566         22      5.58
 Investment in FHLB stock                          10,714          202       7.50           8,346        152      7.25
 Trading account                                   14,297          271       7.59          19,663        360      7.25
                                               ----------      -------     ------         -------       ----      ----
   Total interest-earning assets                1,466,413       27,037       7.38%        773,448     15,022      7.74%

 Non-interest-earning assets                       63,326                                  70,621
                                               ----------                                  ------

   Total assets                              $  1,529,739                              $  844,069
                                                =========                                 =======



 Interest-bearing liabilities:
 Retail deposits                                  819,548       12,366       5.99%        462,636      6,948      5.96%
 Brokered callable CDs                             66,969        1,122       6.65               -          -         -
 FHLB advances                                    199,411        3,044       5.97         161,871      2,528      6.11
 Other borrowings                                 286,336        4,228       5.78          98,924      1,493      5.91
 Subordinated debt, net                            29,753          881      11.85          39,519      1,153     11.67
                                               ----------    ---------  ---------         -------     ------    ------
   Total interest-bearing liabilities           1,402,017       21,641      6.10%         762,950     12,122      6.28%

 Non-interest-bearing liabilities                  50,275                                  37,256
                                               ----------                                  ------

   Total liabilities                            1,452,292                                 800,206

 Stockholders' equity                              77,447                                  43,863
                                               ----------                                  ------

   Total liabilities and stockholders'
     equity                                  $  1,529,739                              $  844,069
                                                =========                                 =======


 Excess of interest-earning assets over
   interest-bearing liabilities/net interest
   income                                    $     64,396  $     5,396                 $   10,498   $  2,900
                                                   ======        =====                     ======      =====

 Net interest spread                                                        1.28%                                 1.46%
                                                                            =====                                ======
 Net interest margin (net yield on
   interest-earning assets)                                                 1.47%                                 1.50%
                                                                            =====                                 =====

 Ratio of interest-earning assets to
   interest-bearing liabilities                                           104.59%                               101.38%
                                                                          =======                              ========

(a) Interest income and average yields on municipal bonds are presented on a tax equivalent basis.

                         TELEBANC FINANCIAL CORPORATION


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net Income. Net income for the three- and nine-month periods ended September 30, 1998 totaled $105,000 and $720,000, respectively, compared to $904,000 and $3.0 million for the three- and nine-month periods ended September 30, 1997, respectively. The decline in net income reflects the Company's strategy of increasing marketing expenses associated with brand building that seeks to establish the "TeleBank" name as synonymous with the premier national provider of high-value banking products. Net income for the three months ended September 30, 1998 consisted primarily of $5.7 million of net interest income and $1.8 million of non-interest income, offset by a $300,000 loan loss provision, $6.3 million of non-interest expenses and income tax expense of $389,000. Net income for the three months ended September 30, 1997 consisted primarily of $3.3 million in net interest income and $1.1 million of non-interest income, reduced by a $120,000 loan loss provision, $2.3 million in non-interest expenses, and $709,000 of income tax expense. Net income for the nine months ended September 30, 1998 consisted of $12.6 million of net interest income and $4.9 million of non-interest income, offset by $625,000 of provision for loan losses, as well as $14.4 million of non-interest expenses and $915,000 of income tax expense. Net income for the nine months ended September 30, 1997 consisted of $9.6 million of net interest income and $2.9 million of non-interest income offset by $671,000 of provision for loan losses, $6.9 million of non-interest expenses and $1.7 million in income tax expense.

         Net Interest Income. Net interest income was $5.7 million and $3.3 million for the quarters ended September 30, 1998 and 1997, respectively, reflecting an annualized interest rate margin of 1.47% and 1.50%, respectively. The increase in net interest income is primarily volume-related, as the Company increased its interest-earning assets significantly as a result of the Equity Offering and Trust Preferred Offering and its acquisition of DFC. Ending assets increased 134.9% from $838.5 million at September 30, 1997 to $1.97 billion at September 30, 1998, and average assets increased 81.3% from $844.1 million for the third quarter of 1997 to $1.53 billion for the third quarter of 1998. During the third quarter of 1998, average interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed and related securities, totaled $1.47 billion and yielded 7.38%, as compared to $773.4 million, reflecting a yield of 7.74%, for the same period in 1997. Average interest-bearing liabilities were $1.40 billion and $763.0 million for the quarters ended September 30, 1998 and 1997, respectively, and cost 6.10% in the third quarter of 1998 as compared with 6.28% in the same period in 1997.

         Net interest income was $12.6 million and $9.6 million for the nine months ended September 30, 1998 and 1997, respectively, reflecting an annualized interest rate margin of 1.42% and 1.61%, respectively. This increase is primarily volume-related, as average interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed and related securities, totaled $1.15 billion and $745.2 million for the nine months ended September 30, 1998 and 1997, respectively, yielding 7.37% and 7.73%, respectively. Average interest-bearing liabilities were $1.10 billion and $733.8 million for the nine months ended September 30, 1998 and 1997, respectively, costing 6.18% in the first nine months of 1998, as compared to 6.20% in the same period in 1997.

         Provision for Loan Losses. The provision for loan losses reflects management's intent to provide prudent reserves for potential losses on loans held or acquired during the quarter. The Company recorded a loan loss provision of $300,000 for the third quarter of 1998, in accordance

                         TELEBANC FINANCIAL CORPORATION


with the Company's policy of providing adequate reserves for new loan acquisitions during the quarter. Loans acquired during the acquisition of Premium Bank were not included in this calculation, as the Company also acquired related loan loss reserves. Net charge-offs during the quarter totaled $115,000, or two basis points of average loan balances for the quarter, while net charge-offs for the first nine months of 1998 were $431,000, or seven basis points of average loan balances for the period. As of September 30, 1998, the Company's total loan loss allowance was $4.7 million, or 0.59% of total loans outstanding. The total loan loss allowance at September 30, 1997 was $3.2 million, which was 0.7% of total loans outstanding. Total general loan loss allowance as a percentage of total non-performing assets was 34.8% and 24.2% as of September 30, 1998 and 1997, respectively.

         Non-Interest Income. The Company reported an increase of $700,000 in non-interest income from $1.1 million for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998, largely as a result of increased income from the sale of mortgage-backed and investment securities. For the three months ended September 30, 1998, the Company reported gains of $1.4 million from the sale of mortgage-backed and investment securities, $227,000 from the recognition of discount on loans held for sale due to prepayments and $322,000 in loan servicing charges and other fees, offset by losses of $106,000 from trading activity and $35,000 from equity-method investments. Non-interest income for the third quarter of 1997 consisted of gains of $195,000 from the sale of securities, $226,000 on loan prepayments, $213,000 from trading activity and $571,000 in fees and service charges, offset by $121,000 in losses from equity investments. During the nine-month period ending September 30, 1998, the Company experienced an increase in non-interest income of $1.9 million, or 66.4%, over the same period in 1997. This increase is largely due to greater gains on the sale of mortgage-backed and investment securities, which increased $2.2 million over the first nine months of 1997. Gains from equity investments were also higher during the first nine months of 1998, increasing $1.3 million over 1997.

         Non-Interest Expenses. Non-interest expenses increased substantially for the three- and nine-month periods ended September 30, 1998 to $6.3 million and $14.4 million, respectively, compared to $2.3 million and $6.9 million for the same periods in 1997. Overall increases are attributed to the Company's strategy of increasing marketing expenses associated with brand building that seeks to establish the TeleBank name as synonymous with the premier national provider of high-value banking products, as well as increased asset and deposit growth. During the first nine months of 1998, the Company launched its first regional marketing campaign, focusing on California and the western United States. Total non-interest expenses increased by $3.9 million for the three months ended September 30, 1998 as compared to the same quarter in 1997. This increase is largely due to an $877,000 increase in compensation costs related to increased personnel, as well as higher advertising and marketing costs, which increased $1.6 million from $148,000 for the quarter ended September 30, 1997, to $1.7 million for the quarter ended September 30, 1998. Total non-interest expenses increased $7.5 million from $6.9 million for the nine months ended September 30, 1997 to $14.4 million for the same period in 1998. The increase is primarily due to a $6.8 million increase in general and administrative expenses, which is almost entirely the result of increases in compensation costs related to increased personnel, and a more

                         TELEBANC FINANCIAL CORPORATION


comprehensive program of advertising and marketing activity as a result of the Company's growth strategy. Annualized selling, general and administrative expenses as a percentage of total ending assets were 1.16% and 0.88%, respectively, for the quarter and nine months ended September 30, 1998.

         Income Tax Expense. Income tax expense for the quarters ended September 30, 1998 and 1997 totaled $389,000 and $709,000, respectively, producing an effective tax rate of 41.7% for the third quarter of 1998 compared to 37.3% for the quarter ended September 30, 1997. The higher effective tax rate during the third quarter of 1998 resulted from the goodwill acquired in the merger with DFC, since goodwill amortization expense is not deductible for tax purposes. For the same reason, the effective tax rate for the nine months ended September 30, 1998 was 37.7% compared to 33.6% for the nine months ended September 30, 1997.

LIQUIDITY

         Liquidity represents the Company's ability to raise funds to support asset growth, fund operations and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to meet its ongoing obligations. The Company has historically met its liquidity needs primarily through financing activities, consisting principally of increases in core deposit accounts, maturing short-term investments, loans and repayments of investment securities and, to a lesser extent, sales of loans or securities.

         In July and August 1998, the Company raised capital through its Equity Offering, in which it sold 5,175,000 shares of Common Stock to the public at an offering price of $14.50, as well as its Trust Preferred Offering, in which TCT II sold 1,100,000 of 9.0% Beneficial Unsecured Securities, Series A, having a liquidation amount of $25.00. The Company is using the net proceeds of both offerings to augment working capital and to fund continued growth.

         The Company continued to experience growth in overall retail deposit balances. Retail deposits increased $485.0 million to $1.0 billion at September 30, 1998 from $522.2 million at December 31, 1997, an increase of 92.9%. In the first nine months of 1998, the Company also began to sell brokered callable certificates of deposit, which totaled $67.0 million at September 30, 1998. FHLB advances and other borrowings increased by $207.8 million to $687.7 million at September 30, 1998 from $479.9 at December 31, 1997.

         TeleBank is required to maintain minimum levels of liquid assets as defined by the regulations of the Office of Thrift Supervision (the "OTS"). This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 4.0%. At September 30, 1998, TeleBank's liquidity ratio was 4.65%.

         As of September 30, 1998, the Company had commitments to purchase $188.7 million in loans. Also, certificates of deposit that are scheduled to mature in less than one year as of September 30, 1998 totaled $415.2 million. In the normal course of business, the Company

                         TELEBANC FINANCIAL CORPORATION


makes various commitments to extend credit and incurs contingent liabilities that are not reflected in the balance sheets.


CAPITAL RESOURCES

         At September 30, 1998, TeleBank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for "well-capitalized" institutions under OTS regulations.

         The following table sets forth TeleBank's regulatory capital levels at September 30, 1998 in relation to the regulatory requirements in effect at that date. The information below is based upon the Company's understanding of the regulations and interpretations currently in effect and may be subject to change.

                                                                                                    To Be Well
                                                                      For Capital               Capitalized Under
                                                                       Adequacy                 Prompt Corrective
                                            Actual                     Purposes:                Action Provisions:
                                      Amount         Ratio         Amount       Ratio          Amount          Ratio
Core Capital (to adjusted
   tangible assets)                 $118,546        6.37%       >$74,423        >4.0%        >$93,029         >5.0%
Tangible Capital (to adjusted
   tangible assets)                 $118,546        6.37%       >$27,909        >1.5%             N/A           N/A
Tier I Capital (to
   risk weighted assets)            $118,546        13.7%            N/A          N/A        >$51,797         >6.0%
Total Capital (to risk
   weighted assets)                 $122,768        14.2%       >$69,062        >8.0%        >$86,328        >10.0%

 YEAR 2000 ISSUES

         In 1997, both the Company and DFC began their Year 2000 planning, following the five steps recommended by the Federal Financial Institutions Examination Council. Both completed phases focused on awareness and assessment and continue to update the results of these phases for new information received. Currently, the renovation phase, which consists of implementing changes and monitoring vendor renovation, and the validation phase, which consists of testing renovated systems, are well underway. The Company is monitoring vendors for final compliance certification statements and software updates and, to date, has begun to receive such certifications. Following the receipt of certification statements relating to those systems identified as mission critical in the assessment phase, the Company internally validates such certifications through testing. The Company plans to be substantially complete with renovation, validation and implementation of all mission critical systems by the first quarter of 1999, and with all other systems to be tested by June 30, 1999.

                         TELEBANC FINANCIAL CORPORATION



         The Company's steady growth over the past several years has required that its systems remain current; as such, the Company does not anticipate that it will incur material costs related to its Year 2000 remediation efforts.

         To date, no outside consultants have been hired to address the Year 2000 plan, and few upgrades have been accelerated due to the Year 2000 issue. The Company estimates that it has spent approximately $25,000 on its Year 2000 remediation efforts, with an additional $75,000 to be spent before the year 2000.

         The majority of the Company's loans are serviced by a large company that uses the same system as several of the largest servicers in the United States and that is expected to be Year 2000 compliant. Certain other of the Company's loans, however, are serviced by smaller servicers whose systems may not yet be Year 2000 compliant. The Company is currently quantifying the dollar risk associated with these subserviced loans and is developing a contingency plan to ensure that the Company does not experience any material interruption in cash flows from these loans. The contingency plan will also address the possibility and cost of transferring servicing to larger subservicers, which are Year 2000 compliant. The Company expects to complete its contingency plan for such subservicers in the fourth quarter of 1998.

         Based upon current information, the Company does not anticipate costs associated with the Year 2000 issue to have a material financial impact. There can be no assurances, however, that there will not be interruptions or other limitations of financial and operating systems' functionality or that the Company will not incur additional costs to avoid such interruptions or limitations. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that contain two-digit year codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs, and the success of the Company in addressing the Year 2000 issues with third-parties with which it does business.


MARKET RISK

The Company manages interest rate risk through the use of financial derivatives such as interest rate cap, swap and futures agreements. These instruments are used to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. The Company's investment policy prohibits the use of such financial instruments for speculative purposes. The Company has experienced no material changes in market risk during the first nine months of 1998.

                         TELEBANC FINANCIAL CORPORATION


PART II -- OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a) Exhibits

         3.1     Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1(a) of the Company's Registration Statement on Form
                 S-2, File No. 333-52871)

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

         4.7     Amended and Restated Trust Agreement of TeleBanc Capital Trust II, dated July 31,
                 1998


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

        10.8     Liquidated Damages Agreement, dated June 9, 1997, by and among the Company, TeleBanc
                 Capital  Trust I, and the Initial Purchaser (incorporated by reference herein to
                 Exhibit 4.9 to the Company's Registration Statement on Form S-4, dated December 8,
                 1997, File No. 333-40399)


                             TELEBANC FINANCIAL CORPORATION


        10.9     Tax Allocation Agreement, dated April 7, 1994, between TeleBank and the Company
                 (incorporated by reference herein to Exhibit 10.3 to Amendment No. 1 to the
                 Company's Registration Statement on Form S-1, dated May 3, 1994, File No. 33-76930)

       10.10     Indenture dated June 9, 1997, between the Company and Wilmington Trust Company, as debenture trustee (incorporated by reference herein to the Company's Registration
                 Statement on Form S-4, dated December 8, 1997, File No. 333-40399)

       10.11     Form of Indenture between the Company and Wilmington Trust Company as Trustee
                 (incorporated by reference herein to Exhibit 4.3 to the Company's Registration
                 Statement on Form S-1, dated March 25, 1994, File No. 33-76930)

       10.12     Conversion Agreement dated May 15, 1998 by and among the Company and certain investors named therein (incorporated by reference herein to the Company's
                 Registration Statement on Form S-2, File No. 333-52871)

       10.13     First Amendment to Agreement and Plan of Merger (filed as Exhibit 10.5 hereto) by and among the Company, Direct Financial Corporation and TBK Acquisition Corp., dated
                 May 29, 1998 (incorporated by reference herein to the Company's Registration
                 Statement on Form S-2, File No. 333-52871)

         27.     Financial Data Schedule


(b)  Reports on Form 8-K

         On August 25, 1998, the Company reported to the Securities and Exchange Commission on Form 8-K under Item 2, Acquisition or Disposition of Assets, that on August 10, 1998, the Company had acquired the assets of DFC and its wholly-owned subsidiary, Premium Bank. Included in the filing was the Agreement and Plan of Merger dated January 14, 1998, as amended by the First Amendment to the Agreement and Plan of Merger, dated May 29, 1998. The Company amended the Form 8-K and filed the financial statements required under Item 7, Required Financial Statements, on October 26, 1998.

                         TELEBANC FINANCIAL CORPORATION


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TeleBanc Financial Corporation
                                            ------------------------------
                                                     (Registrant)





 Date:  November 16, 1998        By:   /s/ Mitchell H. Caplan
       ---------------------          -----------------------------------------
                                      Mitchell H. Caplan
                                      Chief Executive Officer and President





 Date:  November 16, 1998        By:   /s/ Aileen Lopez Pugh
       ---------------------          -----------------------------------------
                                      Aileen Lopez Pugh
                                      Executive Vice President and Chief
                                       Financial Officer