Form 10-K
period 1998-12-31
TELEBANC FINANCIAL CORP
filed 1999-02-11
CIK 920986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 33-76930
                            ------------------------

                         TELEBANC FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3759196
         (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
        OF INCORPORATION ORGANIZATION)                      IDENTIFICATION NO.)

                           1111 NORTH HIGHLAND STREET
                           ARLINGTON, VIRGINIA 22201
                                 (703) 247-3700
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                (NOT APPLICABLE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the closing price of the registrant's common stock as of February 9, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is $307.2 million.

     The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                 CLASS: COMMON STOCK, PAR VALUE $0.01 PER SHARE
               OUTSTANDING AT FEBRUARY 9, 1999: 12,496,442 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     TeleBanc Financial Corporation ("TeleBanc" or the "Company") is a savings and loan holding company organized under the laws of Delaware in 1994.

     We are the nation's leading branchless bank providing high value financial products and services primarily over the Internet. We offer a wide range of FDIC-insured and other banking products and services with significantly higher rates and lower fees than traditional banks with brick-and-mortar branches.

     We have been providing branchless banking for ten years using electronic delivery channels. With the advent of the Internet, we have positioned ourselves to exploit the low cost distribution, increased functionality and broader reach it offers. We believe that the low cost structure of our Internet-based platform provides us with significant cost advantages over traditional banks who must support their branch networks.

     Currently, approximately 60% of our customer contacts occur over the Internet. Using our secure, comprehensive and customer friendly web site (www.telebankonline.com), individuals can open an account, transfer funds between accounts, view account balances, pay bills and compare our premium rates to national averages. Customers can deposit funds using direct deposit, wire or U.S. mail, and can withdraw cash from over 430,000 automated teller machines on the Cirrus(R) network worldwide. To support our products and services and build customer loyalty, we strive to provide superior customer service through our 24-hour call centers. We also offer a wide array of complementary products, including residential mortgage loans and fixed annuities, through alliances with strategic partners.

     Our comprehensive marketing plan targets customers in all 50 states who value the convenience and premium rates of our high value products. The four main initiatives of our marketing plan are national advertising through print, radio and online media, strategic alliances with popular web sites such as Yahoo! and E-Loan, affinity partnerships with national organizations such as Sam's Club and referral programs using our existing customer base. As of December 31, 1998, we had approximately 50,000 customer accounts, $2.3 billion in total assets and $1.1 billion in retail deposits. During 1998, our retail deposits and customer accounts grew 119% and 133%.

     Our executive offices are located at 1111 North Highland Street, Arlington, Virginia 22201, telephone (703) 247-3700. Our web site address is located at www.telebankonline.com.

LENDING ACTIVITIES

     GENERAL. We purchase whole loans and mortgage-backed and related securities rather than produce or originate loans.

     LOAN PORTFOLIO COMPOSITION. At December 31, 1998, our net loans receivable totaled $904.8 million, or 39.6% of total assets. As of the same date, $897.2 million, or 97.5%, of the total gross loan portfolio, consisted of one- to four-family residential mortgage loans. Prior to 1990, we originated a limited number of loans for the purchase or construction of multifamily and commercial real estate. However, as part of our general operating strategy and in response to risks associated with multifamily and commercial real estate lending and prevailing economic conditions, we stopped originating and purchasing such loans. At December 31, 1998, multifamily, commercial, and mixed-use real estate loans amounted to $13.1 million, or 1.4%, of our total loan portfolio. The loan portfolio also included second trust residential mortgages, home equity lines of credit, automobile loans and loans secured by savings deposits totaling $8.7 million, or 0.9%, of our total loan portfolio at December 31, 1998.

     The following table presents information concerning our loan portfolio in dollar amounts and in percentages, by type of loan.

                                                             AT DECEMBER 31,
                                --------------------------------------------------------------------------
                                  1998        %         1997        %         1996        %         1995
                                --------    ------    --------    ------    --------    ------    --------
                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family
     fixed-rate...............  $466,850     50.76%   $211,287     38.11%   $142,211     38.59%   $105,750
  One- to four-family
     adjustable-rate..........   430,319     46.79     336,470     60.69     217,352     58.97     148,928
  Multifamily.................     3,223      0.35       1,447      0.26       1,516      0.41       1,286
  Commercial real estate......     8,916      0.97       3,033      0.55       4,017      1.09       4,553
  Mixed use real estate.......       929      0.10         856      0.15       1,180      0.32       1,792
  Land........................       316      0.03         463      0.08         781      0.21         384
                                --------    ------    --------    ------    --------    ------    --------
          Total real estate
            loans.............   910,553     99.00     553,556     99.84     367,057     99.59     262,693
                                --------    ------    --------    ------    --------    ------    --------
Consumer and other loans:
  Lease financing.............       554      0.06
  Home equity lines of credit
     and second mortgage
     loans....................     5,895      0.64         564      0.10       1,208      0.33       2,202
  Other (1)...................     2,758      0.30         305      0.06         305      0.08          79
                                --------    ------    --------    ------    --------    ------    --------
          Total consumer and
            other loans.......     9,207      1.00         869      0.16       1,513      0.41       2,281
                                --------    ------    --------    ------    --------    ------    --------
          Total loans.........   919,760    100.00%    554,425    100.00%    368,570    100.00%    264,974
                                --------    ------    --------    ------    --------    ------    --------
Deduct:
  Deferred discounts on
     loans....................    (9,989)               (9,938)              (13,568)              (14,129)
  Allowance for loan losses...    (4,766)               (3,594)               (2,957)               (2,311)
  Other.......................      (151)                 (189)                 (224)                  (42)
                                --------              --------              --------              --------
          Total...............   (14,906)              (13,721)              (16,749)              (16,482)
                                --------              --------              --------              --------
  Loans receivable, net.......  $904,854              $540,704              $351,821              $248,492
                                ========              ========              ========              ========

                                      AT DECEMBER 31,
                                ----------------------------
                                  %         1994        %
                                ------    --------    ------
                                   (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family
     fixed-rate...............   39.91%   $ 67,449     42.54%
  One- to four-family
     adjustable-rate..........   56.20      79,701     50.27
  Multifamily.................    0.49       1,114      0.70
  Commercial real estate......    1.72       4,385      2.77
  Mixed use real estate.......    0.68       1,953      1.23
  Land........................    0.14         387      0.24
                                ------    --------    ------
          Total real estate
            loans.............   99.14     154,989     97.75
                                ------    --------    ------
Consumer and other loans:
  Lease financing.............
  Home equity lines of credit
     and second mortgage
     loans....................    0.83       3,395      2.14
  Other (1)...................    0.03         168      0.11
                                ------    --------    ------
          Total consumer and
            other loans.......    0.86       3,563      2.25
                                ------    --------    ------
          Total loans.........  100.00%    158,552    100.00%
                                ------    --------    ------
Deduct:
  Deferred discounts on
     loans....................              (2,835)
  Allowance for loan losses...                (925)
  Other.......................                 (50)
                                          --------
          Total...............              (3,810)
                                          --------
  Loans receivable, net.......            $154,742
                                          ========

---------------

(1) Includes primarily loans secured by deposit accounts in TeleBank, and to a lesser extent, unsecured consumer credit.

     MATURITY OF LOAN PORTFOLIO. The following table shows, as of December 31, 1998, the dollar amount of loans maturing in our portfolio in the time periods indicated. This information includes scheduled principal repayments, based on the loans' contractual maturities. We report demand loans, loans with no stated repayment schedule and no stated maturity, and overdrafts as due within one year. The table below does not include any estimate of prepayments. Prepayments may significantly shorten the average life of a loan and may cause our actual repayment experience to differ from that shown below.

                                        DUE IN ONE      DUE IN ONE      DUE AFTER
                                       YEAR OR LESS    TO FIVE YEARS    FIVE YEARS     TOTAL
                                       ------------    -------------    ----------    --------
                                                           (IN THOUSANDS)
Real estate loans:
  One- to four-family fixed-rate.....     $4,853          $15,944        $446,053     $466,850
  One- to four-family
     adjustable-rate.................        521            9,940         419,858      430,319
  Multifamily........................      1,954              987             282        3,223
  Mixed use..........................         --               --             929          929
  Commercial real estate.............         15              693           8,208        8,916
  Land...............................         --              316              --          316
Consumer and other loans:
  Home equity lines of credit and
     second mortgage loans...........         --              766           5,129        5,895
  Other..............................        172            3,140              --        3,312
                                          ------          -------        --------     --------
       Total.........................     $7,515          $31,786        $880,459     $919,760
                                          ======          =======        ========     ========

     The following table shows, as of December 31, 1998, the dollar amount of our loans that mature after December 31, 1999. We have allocated these loans between those with fixed interest rates and those with adjustable interest rates.

                                                FIXED RATES    ADJUSTABLE RATES     TOTAL
                                                -----------    ----------------    --------
                                                              (IN THOUSANDS)
Real estate loans:
  One- to four-family.........................   $461,997          $429,798        $891,795
  Multifamily.................................        987               282           1,269
  Mixed use...................................        753               176             929
  Commercial real estate......................      4,507             4,394           8,901
  Land........................................        316                --             316
Consumer and other loans:
  Home equity lines of credit and second
     mortgage loans...........................      4,721             1,174           5,895
  Other.......................................      2,248               892           3,140
                                                 --------          --------        --------
       Total..................................   $475,529          $436,716        $912,245
                                                 ========          ========        ========

     Scheduled principal repayments set forth in loan contracts may not reflect the actual life of the loans. Prepayments may cause the average life of loans to be substantially less than their contractual terms. In addition, some loans contain due-on-sale clauses, which give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the property. However, if market interest rates on current mortgage loans climb to a level substantially higher than rates on loans that we own, the average life of our loans tends to increase. Conversely, the average life of our mortgage loans tends to decrease when market interest rates on current loans fall substantially below rates on loans that we own.

     Origination, Purchase, and Sale of Loans.

     The following table shows our loan purchases and originations during the periods indicated.

                                                                LOAN           LOAN
                                                              PURCHASES    ORIGINATIONS
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
1998........................................................  $518,000        $   --
1997........................................................   342,900            --
1996........................................................   183,100           462
1995........................................................   145,900         2,700
1994........................................................    85,400         4,300

     Additionally, during 1998, we acquired approximately $150.0 million in loans through our merger with DFC.

     The following table shows our loan origination, purchase, sale, and repayment activity during the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Total loans receivable at beginning of period......  $540,704    $351,821    $248,492
Loans purchased:
     One- to four-family variable rate.............   299,817     256,545     128,171
     One- to four-family fixed rate................   330,477      86,331      53,915
     Multi-Family..................................     1,959          --       1,000
     Commercial....................................     8,941          --
     Consumer and other loans......................    26,910          --          --
                                                     --------    --------    --------
          Total loans purchased....................   668,104     342,876     183,086
Loans originated:
  Real estate loans:
     One- to four-family fixed rate................        --          --          25
     Land..........................................        --          --         400
Home equity lines of credit and second mortgage
  loans............................................        --          --          37
                                                     --------    --------    --------
          Total loans originated...................        --          --         462
                                                     --------    --------    --------
          Total loans purchased and originated.....   668,104     342,876     183,548
Loans sold.........................................    20,622      39,656      18,829
Loans securitized..................................        --      21,017       8,275
Loan repayments....................................   280,151      94,945      50,221
                                                     --------    --------    --------
          Total loans sold, securitized, and
            repaid.................................   300,773     155,618      77,325
Net change in deferred discounts and loan fees.....      (611)      3,638        (444)
Net transfers to REO...............................    (1,923)     (1,454)     (1,513)
Net provision for loan losses......................    (1,174)       (637)       (646)
Cost Recovery/Contra Assets........................        --          27         (41)
Other loan debits/HELOC advances...................       527          51        (250)
                                                     --------    --------    --------
Increase (decrease) in total loans receivable......   364,150     188,883     103,329
                                                     --------    --------    --------
Net loans receivable at end of period..............  $904,854    $540,704    $351,821
                                                     ========    ========    ========

     During fiscal 1998 and 1997, we purchased whole loans in the secondary market, principally from private investors. In 1998, we purchased 164 pools with 2,437 loans. We purchased 92 pools with 2,900 loans in 1997. In 1996, we purchased 35 pools with 1,253 loans and originated a minimal number of loans.

     We did not originate any loans during 1998 or 1997. From time to time we may originate consumer loans as an accommodation to our customers or purchase such loans as part of larger loan packages.

     Under existing master loan servicing contracts, we receive servicing fees that we withhold from the monthly payments we make to the loan holders. Our aggregate loan servicing fee income amounted to $1.0 million, $942,000 and $790,000 in 1998, 1997 and 1996, respectively.

     On August 1, 1998, mortgage loans which were serviced in-house were transferred to Dovenmuehle Mortgage, Inc., pursuant to a subservicing agreement dated May 6, 1998. While we continue to earn servicing fee income, we pay Dovenmuehle Mortgage, Inc., a flat fee ranging from $6 to $7 per loan per month. At December 31, 1998, Dovenmuehle Mortgage, Inc., serviced $217.4 million, or 23.6%, of our gross loan portfolio and $135.2 million in mortgage loans that we had previously serviced for others. The remainder of our loan portfolio is serviced by other lenders, who perform the functions described above. To receive this service, we pay a fee ranging from a minimum of $6 per loan per month to a maximum of 79 basis points of the principal balance of the loan per annum.

     CRA LENDING ACTIVITIES. TeleBank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act (the "CRA"). In order to meet its CRA responsibilities, TeleBank has committed to invest up to $500,000 in an investment tax credit fund that qualifies for CRA purposes.

     In 1995, the federal financial regulatory agencies revised the regulations that implement the CRA. The revised regulations outline special evaluations for wholesale institutions. The Bank has been approved as a wholesale institution that serves the credit needs of the entire nation.

MORTGAGE-BACKED AND RELATED SECURITIES

     We maintain a significant portfolio of mortgage-backed securities, primarily in the following forms:

     - privately insured mortgage pass-through securities

     - Government National Mortgage Association ("GNMA") participation certificates

     - Fannie Mae participation certificates

     - Freddie Mac participation certificates

     - securities issued by other non-agency organizations

     Principal and interest on GNMA certificates are guaranteed by the full faith and credit of the United States. Fannie Mae and Freddie Mac certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. We also invest in collateralized mortgage obligations ("CMOs"). CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from these pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Our CMOs are senior tranches collateralized by federal agency securities or whole loans.

     The following table shows the activity in our mortgage-backed securities available-for-sale portfolio during the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1998         1997         1996
                                                  ----------    ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Mortgage-backed and related securities at
  beginning of period...........................  $  319,203    $ 184,743    $ 234,835
Purchases:
  Pass-through securities.......................      22,776       39,400      109,600
  CMOs..........................................   1,092,487      218,836       30,053
  Fannie Mae....................................       8,405        2,115       12,102
  GNMA..........................................       5,890       32,200       30,687
  Freddie Mac...................................      11,759        4,649       14,194
  Other.........................................      19,586           --           --
Sales(1)........................................    (294,161)    (117,047)    (185,703)
Repayments......................................    (174,398)     (45,304)     (61,805)
Transfer to trading.............................        (332)          --           --
Mark to market adjustment to reflect fair value
  of portfolio..................................         948         (389)         780
                                                  ----------    ---------    ---------
Mortgage-backed and related securities at end of
  period........................................  $1,012,163    $ 319,203    $ 184,743
                                                  ==========    =========    =========

---------------
(1) Includes mortgage-backed securities on which call options have been exercised.

     In 1997, we began to acquire mortgage-backed and related securities for trading purposes. We buy and hold trading securities principally for the purpose of selling them in the near term. We carry these securities at market value with unrealized gains and losses recognized in income. At December 31, 1998 and 1997, we held $29.6 million and $21.1 million of trading securities, respectively. No securities were classified as trading securities at December 31, 1996. For the periods ending December 31, 1998 and 1997, we recognized approximately $569,000 and $564,000, respectively, in realized gains from the sale of trading assets and approximately ($612,000) and $640,000, respectively, in unrealized depreciation or appreciation of trading assets.

     The following table shows the scheduled maturities, carrying values, and current yields for our portfolio of mortgage-backed and related securities, both available-for-sale and trading, at December 31, 1998:

                                              AFTER ONE BUT        AFTER FIVE BUT
                        WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS       AFTER TEN YEARS             TOTALS
                       ------------------   ------------------   ------------------   ---------------------   ---------------------
                       BALANCE   WEIGHTED   BALANCE   WEIGHTED   BALANCE   WEIGHTED    BALANCE     WEIGHTED    BALANCE     WEIGHTED
                         DUE      YIELD       DUE      YIELD       DUE      YIELD        DUE        YIELD        DUE        YIELD
                       -------   --------   -------   --------   -------   --------   ----------   --------   ----------   --------
                                                                  (DOLLARS IN THOUSANDS)
Private issuer.......   $403      38.73%    $2,961      7.31%    $8,867      8.95%    $  124,447     8.11%    $  136,678     8.24%
Collateralized
  mortgage
  obligations........     12       0.00         --        --      4,135      6.42        889,296     6.75        893,443     6.75
Agencies.............     --         --         --        --        108      7.57         11,518     6.16         11,626     6.17
                        ----      -----     ------      ----     -------     ----     ----------     ----     ----------     ----
                        $415      37.61%    $2,961      7.31%    $13,110     8.14%    $1,025,261     6.91%    $1,041,747     6.94%

NONPERFORMING, DELINQUENT AND OTHER PROBLEM ASSETS

     GENERAL. We continually monitor our loan portfolio so that we will be able to anticipate and address potential and actual delinquencies. Generally, we perform annual valuations on real estate owned ("REO"). If the fair value of a property has changed, we establish an allowance for losses on REO by recognizing an operating expense.

     NONPERFORMING ASSETS.  Nonperforming assets consist of the following:

     - loans on which we no longer accrue interest

     - troubled debt restructurings ("TDRs"), which are loans that have been restructured in order to allow the borrower to retain possession of the collateral

     - real estate acquired by foreclosure

     - real estate upon which deeds in lieu of foreclosure have been accepted

     We write down restructured loans and REO to estimated fair value, based on estimates of the cash flow we expect to receive from the underlying collateral.

     The following table presents information about our non-accrual loans, REO and TDRs at the dates indicated.

                                                              AT DECEMBER 31,
                                             -------------------------------------------------
                                              1998       1997       1996       1995      1994
                                             -------    -------    -------    ------    ------
                                                          (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real estate loans:
     One-to four-family....................  $ 7,727    $10,359    $ 8,979    $4,526    $1,296
     Commercial real estate................      372        568      1,217       261       702
     Land..................................      316         --         --        --        --
  Home equity lines of credit and second
     mortgage loans........................      255         --         54       136        41
  Other....................................      205         --         --        --        27
                                             -------    -------    -------    ------    ------
Total......................................    8,875     10,927     10,250     4,923     2,066
                                             -------    -------    -------    ------    ------
Accruing loans which are contractually past
  due 90 days or more:
  Real estate loans:
     One-to four-family....................       --         --         --       230        --
                                             -------    -------    -------    ------    ------
TDRs.......................................       --        425        435       365       688
                                             -------    -------    -------    ------    ------
Total of non-accrual, 90 days past due
  loans and TDR............................    8,875     11,352     10,685     5,518     2,754
                                             -------    -------    -------    ------    ------
REO:
  One-to four-family.......................    1,460        681      1,300       421        98
  Commercial real estate...................       --         --         --        --       206
  Land.....................................       --         --         --       582       581
                                             -------    -------    -------    ------    ------
                                               1,460        681      1,300     1,003       885
Loss allowance for REO.....................       --         --        (65)     (213)      (92)
                                             -------    -------    -------    ------    ------
          Total REO, net...................    1,460        681      1,235       790       793
                                             -------    -------    -------    ------    ------
Total non-performing assets, net...........  $10,335    $12,033    $11,920    $6,308    $3,547
                                             =======    =======    =======    ======    ======
Total non-performing assets, net, as a
  percentage of total assets...............     0.45%      1.09%     1.84%     1.14%     0.83%
                                             =======    =======    =======    ======    ======
Total loss allowance as a percentage of
  total non-performing loans, net..........    53.70%     31.66%     27.67%    41.88%    35.91%
                                             =======    =======    =======    ======    ======

     During 1998, our non-performing assets decreased by $1.3 million or 11.2%. As a matter of policy, we actively monitor our non-performing assets.

     During the years ended December 31, 1998, 1997, 1996, 1995 and 1994, if our non-accruing loans had been performing in accordance with their terms, we would have recorded interest income of approximately $597,000, $739,000, $789,000, $365,000 and $113,000, respectively. However, we did not recognize any interest income on non-accruing loans during these years.

     TDRs are loans that have been restructured and to which we have granted concessions in order to allow the borrower to retain possession of the collateral. We take into consideration, among other things, the borrower's financial difficulty. In granting these concessions, our goal is to maximize our recovery from the investment by modifying its terms. These modifications may include the following:

     - reducing the stated rate

     - extending maturity at a more favorable rate

     - reducing the accrued interest

     TDRs totaled approximately $0, $425,000, $435,000, $365,000, and $688,000 at December 31, 1998, 1997, 1996, 1995 and 1994, respectively. We recorded approximately $0, $28,000, $28,000, $45,000 and $9,000 in interest income on TDRs in 1998, 1997, 1996, 1995 and 1994, respectively. We monitor TDRs closely because they are inherently risky.

     In some cases, information we know about a borrower's possible credit problems may cause us to have serious doubts about the borrower's ability to repay under the loan's present terms, even if that loan is not classified as non-accrual, past due 90 days or more or a TDR. We consider these loans potential problem loans. At December 31, 1998, loans that we had identified as potential problem loans that were still accruing interest approximated $822,000. The majority of these loans, identified as "special mention" loans, include non-residential loans that were delinquent but had not yet been placed on non-accrual.

     ALLOWANCE FOR LOAN LOSSES. We recognize that, from time to time, we will experience credit losses as a normal effect of owning loans. We believe the risk of credit loss varies with, among other things, the following:

     - the type of loan

     - the creditworthiness of the borrower over the term of the loan

     - general economic conditions

     - in the case of a secured loan, the quality of the security for the loan

     Our policy is to maintain an adequate allowance for loan losses based on, among other things, the following:

     - our historical loan loss experience

     - regular reviews of delinquencies and loan portfolio quality

     - the industry's historical loan loss experience for similar asset types

     - evaluation of economic conditions

     We increase our allowance for loan losses when we estimate that losses have been incurred by charging provisions for possible loan losses against income. Charge-offs reduce the allowance when losses are confirmed.

     In establishing the allowance for loan losses, we set up specific allowances for probable losses that we have identified on specific loans. Additionally, we provide additional amounts for estimated expected losses in the remainder of the loan portfolio. The allowances established by management are subject to review and approval by the Company's Board of Directors. Each month, we review the allowance for adequacy, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:

     - the composition and quality of the portfolio

     - delinquency trends

     - current charge-off and loss experience

     - the state of the real estate market

     - general economic conditions

     During 1998, we recorded a net increase of $1.2 million in the allowance for loan losses. The increase resulted from an additional provision of $905,000, $723,000 from the acquisition of DFC, offset by net charge-offs of $457,000.

     The level of provision recorded for 1998 was based upon the level of charge-offs, the significant growth in the portfolio and the $15.0 million increase in commercial mortgage and home equity loans from the DFC acquisition.

     As of December 31, 1998, total loans receivable included nine pools of credit-enhanced one- to four-family mortgage loans totaling $43.1 million, or 4.7%, of total gross loans outstanding. One of these pools, totaling $22.2 million, has a credit reserve from the seller equal to 2.3% of the unpaid principal balance at the time of purchase to offset any losses. Three pools, totaling $13.0 million, have certain recourse whereby the seller must repurchase any loan that becomes more than 90 days past due at any time during the life of the loan. The five remaining pools, which total $7.9 million, have other forms of credit enhancement, including letters of credit and offsetting cash reserves designed to protect us from credit losses. We believe that the combination of our loan loss allowance, net credit discount, and credit enhancement on certain loan pools are adequate to cover estimated losses. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

     We believe that we have established our existing loss allowances in accordance with generally accepted accounting principles. However, in reviewing our loan portfolio, regulators may request us to increase our allowance for losses. Such an increase would negatively affect our financial condition and earnings.

     The following table allocates the allowance for loan losses by loan category at the dates indicated. This allocation does not necessarily restrict the use of the allowance to absorb losses in any other category. The table also shows the percentage of total loans that each loan category represents.

                                                                 AT DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                         1998                     1997                     1996             1995
                                ----------------------   ----------------------   ----------------------   ------
                                          PERCENT OF               PERCENT OF               PERCENT OF
                                         LOANS IN EACH            LOANS IN EACH            LOANS IN EACH
                                          CATEGORY TO              CATEGORY TO              CATEGORY TO
                                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT
                                ------   -------------   ------   -------------   ------   -------------   ------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family.........  $4,089        97.55%     $3,271       98.80%      $2,529        97.56%     $1,939
  Multifamily.................      32         0.35          15        0.26           15         0.41          13
  Commercial real estate......     520         0.97         286        0.55          373         1.09         281
  Mixed use...................       9         0.10           9        0.15           12         0.32          18
  Land........................       6         0.03           8        0.08            8         0.21           8
Lease financing...............      16         0.06
Home equity lines of credit
  and second mortgage loans...      57         0.64           5        0.16           20         0.41          28
Other consumer................      37         0.30          --          --           --           --          24
                                ------      -------      ------      ------       ------      -------      ------
          Total allowance for
            loan losses.......  $4,766       100.00%     $3,594      100.00%      $2,957       100.00%     $2,311
                                ======      =======      ======      ======       ======      =======      ======

                                           AT DECEMBER 31,
                                --------------------------------------
                                    1995                 1994
                                -------------   ----------------------
                                 PERCENT OF               PERCENT OF
                                LOANS IN EACH            LOANS IN EACH
                                 CATEGORY TO              CATEGORY TO
                                 TOTAL LOANS    AMOUNT    TOTAL LOANS
                                -------------   ------   -------------
                                        (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family.........       96.11%      $667         92.81%
  Multifamily.................        0.49         11          0.70
  Commercial real estate......        1.72        273          2.77
  Mixed use...................        0.68         --          1.23
  Land........................        0.14          8          0.24
Lease financing...............
Home equity lines of credit
  and second mortgage loans...        0.83         16          2.14
Other consumer................        0.03         14          0.11
                                   -------       ----       -------
          Total allowance for
            loan losses.......      100.00%      $989        100.00%
                                   =======       ====       =======

     The above amounts include specific reserves totaling $449,000, $510,000, $579,000, $392,000, and $201,000, at December 31, 1998, 1997, 1996, 1995, and
1994, respectively, related to loans classified as loss.

     The following table shows the activity in our allowance for loan losses during the periods indicated.

                                                           1998     1997     1996     1995    1994
                                                          ------   ------   ------   ------   ----
                                                                   (DOLLARS IN THOUSANDS)
Allowance for loan losses at the beginning of the
  year..................................................  $3,594   $2,957   $2,311   $  989   $835
Charge-offs, net........................................    (457)    (284)    (273)    (400)  (338)
Loan loss allowance acquired in the merger with DFC.....     724       --       --       --     --
Additions charged to operations.........................     905      921      919    1,722    492
                                                          ------   ------   ------   ------   ----
Allowance for loan losses at the end of the year........  $4,766   $3,594   $2,957   $2,311   $989
                                                          ======   ======   ======   ======   ====

     REO. We initially record REO at estimated fair value less selling costs. Fair value is defined as the estimated amount that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Subsequent to foreclosure, management periodically reviews REO and establishes an allowance if the estimated fair value of the property, less estimated costs to sell, declines.

     As of December 31, 1998, all of our REO consisted of one- to four-family real estate.

INVESTMENT SECURITIES

     The following table shows the cost basis and fair value of our investment portfolio other than mortgage-backed securities at the dates indicated.

                                                              AT DECEMBER 31,
                                        ------------------------------------------------------------
                                               1998                  1997                1996
                                        -------------------   ------------------   -----------------
                                          COST       FAIR      COST       FAIR      COST      FAIR
                                         BASIS      VALUE      BASIS     VALUE      BASIS     VALUE
                                        --------   --------   -------   --------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
Investment Securities:
  Held to maturity....................  $     --   $     --   $    --   $     --   $    19   $    19
Available for sale:
  Municipal bonds.....................    15,750     16,028     7,327      7,681     7,325     7,507
  Corporate debt......................   154,534    153,205    18,536     19,575    22,525    23,569
  Obligations of U.S. government
     agencies.........................    26,661     27,992    22,147     22,505    31,139    31,272
  Asset backed........................     1,095      1,119        --         --        --        --
  Other investments...................     7,814      7,632    26,035     26,052       499       499
                                        --------   --------   -------   --------   -------   -------
Subtotal..............................   205,854    205,976    74,045     75,813    61,507    62,866
  Securities purchased under
     agreements to resell.............        --         --        --         --     1,730     1,730
Equity securities:
  Stock in Federal Home Loan Bank,
     Atlanta..........................    25,175     25,175    10,000     10,000     7,300     7,300
  Preferred stock in Freddie Mac......     5,000      4,988     5,000      4,950     5,000     4,988
  Preferred stock in Fannie Mae.......     8,000      8,394     8,000      8,375     8,000     8,232
  Other corporate stock...............       937      1,000     2,038      2,099     1,011     1,011
                                        --------   --------   -------   --------   -------   -------
          Total.......................  $244,966   $245,533   $99,083   $101,237   $84,548   $86,127
                                        ========   ========   =======   ========   =======   =======

     The following table shows the scheduled maturities, carrying values, and current yields for our investment portfolio of debt securities at December 31, 1998:

                                                     AFTER ONE BUT        AFTER FIVE BUT
                               WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS
                              ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                              BALANCE   AVERAGE    BALANCE   AVERAGE    BALANCE   AVERAGE
                                DUE      YIELD       DUE      YIELD       DUE      YIELD
                              -------   --------   -------   --------   -------   --------
                                                 (DOLLARS IN THOUSANDS)
Municipal bonds(a)..........   $145       4.28%    $  836      5.10%    $  989      6.24%
Asset backed................     --         --        774      7.70         --        --
Corporate debt..............     --         --         --        --      5,288      6.86
Certificates of deposit.....     --         --        499      6.92         --        --
Obligations of U.S.
  government agencies.......     --         --     14,060      7.66         --        --
Equities....................     --         --         --        --         --        --
Other investments...........     --         --         --        --        368      7.50
                               ----       ----     -------     ----     ------      ----
                               $145       4.28%    $16,169     7.51%    $6,645      6.80%
                               ====       ====     =======     ====     ======      ====


                                AFTER TEN YEARS           TOTALS
                              -------------------   -------------------
                                         WEIGHTED              WEIGHTED
                              BALANCE    AVERAGE    BALANCE    AVERAGE
                                DUE       YIELD       DUE       YIELD
                              --------   --------   --------   --------
                                       (DOLLARS IN THOUSANDS)
Municipal bonds(a)..........  $ 14,058     7.63%    $ 16,028     7.38%
Asset backed................       345     7.27        1,119     7.57
Corporate debt..............   147,917     6.24      153,205     6.26
Certificates of deposit.....        --       --          499     6.92
Obligations of U.S.
  government agencies.......    13,932     6.13       27,992     6.91
Equities....................    14,382     5.40       14,382     5.40
Other investments...........     6,765     5.15        7,133     5.27
                              --------     ----     --------     ----
                              $197,399     6.23%    $220,358     6.34%
                              ========     ====     ========     ====

---------------
(a) Yields on tax exempt obligations are computed on a tax equivalent basis.

DEPOSITS AND OTHER SOURCES OF FUNDS

     The following table presents information about the various categories of TeleBank deposits as of December 31, 1998.

     The following table shows the dollar changes in our various types of deposit accounts between the dates indicated:

                         AVERAGE                               AVERAGE                               AVERAGE
                         BALANCE                               BALANCE                               BALANCE
                            AT        PERCENTAGE                  AT        PERCENTAGE                  AT        PERCENTAGE
                       DECEMBER 31,       OF       AVERAGE   DECEMBER 31,       OF       AVERAGE   DECEMBER 31,       OF
ACCOUNTS                   1998        DEPOSITS     RATE         1997        DEPOSITS     RATE         1996        DEPOSITS
--------               ------------   ----------   -------   ------------   ----------   -------   ------------   ----------
                                                              (DOLLARS IN THOUSANDS)
Passbook.............   $      459        0.06%      3.00%     $    665         0.13%     3.00%      $  1,677         0.43%
Money market.........      140,506       17.60       4.70       122,185        23.40      5.26        109,830        28.13
Checking.............        1,985        0.25       3.81           761         0.15        --            336         0.08
Certificates of
  deposit............      600,781       75.26       5.93       398,610        76.32      6.24        278,643        71.36
Brokered callable
  certificates of
  deposit............       54,491        6.83       6.16            --           --        --             --           --
                        ----------      ------      -----      --------       ------      ----       --------       ------
        Total........   $  798,222      100.00%                $522,221       100.00%                $390,486       100.00%
                        ==========      ======                 ========       ======                 ========       ======


                       AVERAGE
ACCOUNTS                RATE
--------               -------

Passbook.............   3.00%
Money market.........   5.10
Checking.............     --
Certificates of
  deposit............   6.28
Brokered callable
  certificates of
  deposit............     --
                        ----
        Total........

     The following table classifies our certificates of deposit and money market accounts by rate at the dates indicated.

                                                     AT DECEMBER 31,
                                            ----------------------------------
                                               1998         1997        1996
                                            ----------    --------    --------
                                                      (IN THOUSANDS)
 0 -  1.99%...............................  $        5    $      5    $  5,235
 2 -  3.99%...............................         424          --         148
 4 -  5.99%...............................     756,618     231,048     210,481
 6 -  7.99%...............................     440,711     289,046     170,056
 8 -  9.99%...............................         793         696       1,709
10 - 11.99%...............................          44          --         790
12 - 20%..................................          24          --          --
                                            ----------    --------    --------
                                            $1,198,619    $520,795    $388,419
                                            ==========    ========    ========

     The following table classifies the amount of our large certificates of deposit ($100,000 or more) by time remaining until maturity, as of December 31, 1998.

                                                               CERTIFICATES
                                                                OF DEPOSIT
                                                              --------------
                                                              (IN THOUSANDS)
Three months or less........................................     $ 31,867
Three through six months....................................       21,052
Six through twelve months...................................       36,530
Over twelve months..........................................      108,023
                                                                 --------
          Total.............................................     $197,472
                                                                 ========

BORROWINGS

     Although deposits are our primary source of funds, we also borrow from the Federal Home Loan Bank ("FHLB") of Atlanta and sell securities under agreements to repurchase to acquire additional funding. We are a member of the FHLB system, which, among other things, functions in a reserve credit capacity for savings institutions. This membership requires us to own capital stock in the FHLB of Atlanta. It also authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets -- principally securities that are obligations of, or guaranteed by, the United States of America -- provided we meet certain creditworthiness standards.

     As of December 31, 1998 our outstanding advances from the FHLB of Atlanta totaled $472.5 million at interest rates ranging from 5.13% to 5.73% and at a weighted average rate of 5.19%.

     We also borrow funds by selling securities to nationally recognized investment banking firms under agreements to repurchase the same securities. The investment banking firms hold the securities in custody. We treat repurchase agreements as borrowings and secure them with designated fixed and variable rate securities. We use the proceeds of these transactions to meet our cash flow or asset/liability matching needs. The following table presents information regarding repurchase agreements for the dates indicated:

                                                                1998        1997       1996
                                                              --------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Weighted average balance during the year....................  $259,846    $117,431    $68,920
Weighted average interest rate during the year..............      5.69%       5.76%      5.77%
Maximum month-end balance during the year...................  $519,078    $279,909    $97,416
Private issuer mortgage-backed securities underlying the
  agreements as of the end of the year:
  Carrying value, including accrued interest................  $441,323    $104,736    $22,856
  Estimated market value....................................  $438,955    $104,696    $22,804
Agencies underlying the agreements as of the end of the
  year:
  Carrying value, including accrued interest................  $     --    $190,820    $38,562
  Estimated market value....................................  $     --    $190,804    $38,621

     The following table sets forth information regarding the weighted average interest rates and the highest and average month end balances of our borrowings.

                                                 AT OR                                          AT OR
                                          FOR THE YEAR ENDED                             FOR THE YEAR ENDED
                                           DECEMBER 31, 1998                              DECEMBER 31, 1997
                       ---------------------------------------------------------   -------------------------------
                                  WEIGHTED    MAXIMUM    WEIGHTED     AVERAGE                 WEIGHTED    MAXIMUM
                        ENDING    AVERAGE    AMOUNT AT   AVERAGE      WEIGHTED      ENDING    AVERAGE    AMOUNT AT
CATEGORY               BALANCE      RATE     MONTH-END   BALANCE    AVERAGE RATE   BALANCE      RATE     MONTH-END
--------               --------   --------   ---------   --------   ------------   --------   --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Advances from the
 FHLB of Atlanta.....  $472,500     5.19%    $478,000    $219,487       5.49%      $200,000     5.71%    $200,000
Securities sold under
 agreement to
 repurchase..........  $401,100     5.56%    $519,078    $259,846       5.69%      $279,909     5.91%    $279,909

                                AT OR                                      AT OR
                         FOR THE YEAR ENDED                         FOR THE YEAR ENDED
                          DECEMBER 31, 1997                          DECEMBER 31, 1996
                       -----------------------   ---------------------------------------------------------
                       WEIGHTED     AVERAGE                 WEIGHTED    MAXIMUM    WEIGHTED     AVERAGE
                       AVERAGE      WEIGHTED      ENDING    AVERAGE    AMOUNT AT   AVERAGE      WEIGHTED
CATEGORY               BALANCE    AVERAGE RATE   BALANCE      RATE     MONTH-END   BALANCE    AVERAGE RATE
--------               --------   ------------   --------   --------   ---------   --------   ------------
                                                     (DOLLARS IN THOUSANDS)
Advances from the
 FHLB of Atlanta.....  $160,749       5.66%      $144,800     5.94%    $154,500    $120,633       5.91%
Securities sold under
 agreement to
 repurchase..........  $117,431       5.76%      $ 57,581     5.69%    $ 97,416    $68,920        5.77%

EMPLOYEES

     At December 31, 1998, we had 96 full-time employees and 25 part-time employees. Management considers its relations with its employees to be excellent. Our employees are not represented by any collective bargaining group.

REGULATION

     TeleBanc, as a savings and loan holding company, and TeleBank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. TeleBank also is subject to regulation, supervision and examination by the FDIC.

     TeleBanc Capital Markets, Inc., a wholly owned subsidiary of TeleBanc, is a registered broker-dealer under the Securities Exchange Act of 1934. As such, TeleBanc Capital Markets, Inc. is regulated by the SEC.

     TeleBanc Insurance Services, Inc., a subsidiary of TeleBanc, is required to be licensed in each state where it sells insurance products and is subject to the regulatory requirements of these states. Currently, TeleBanc Insurance is licensed in six states.

     In September 1996, legislation (the "1996 Legislation") was enacted to address the undercapitalization of the Savings Association Insurance Fund (the "SAIF"), of which TeleBank is a member. The 1996 Legislation contemplates the merger of the SAIF with the Bank Insurance Fund (the "BIF"), which generally insures deposits in national and state-chartered banks. As a condition to the combined insurance fund, however, the 1996 Legislation contemplates that no insured depository institution would be chartered as a savings association (such as TeleBank). Several proposals for abolishing the federal thrift charter were introduced in Congress during 1998 in bills addressing financial services modernization of the 1996 Legislation. While no legislation was enacted in 1998, financial modernization legislation continues to be discussed by Congress. If final legislation is passed abolishing the federal thrift charter, TeleBank could be required to convert its federal charter to a national bank charter, a new federal type of bank charter or a state depository institution charter, and the Company could be subject to regulation by the Federal Reserve Board or another agency, and could be subject to capital requirements that are not currently applicable to holding companies under OTS regulation.

ITEM 2.  PROPERTIES

     The Company leases its principal office located at 1111 North Highland Street, Arlington, Virginia 22201. The Company leases approximately 19,000 square feet in that location. The lease expires in 2005. During 1998, the Company leased approximately 1,400 square feet of office space in Los Angeles, California as a small business development office. The lease expires in 2003. Also during 1998, the Company became the lessee of an office in Gibbsboro, New Jersey through its acquisition of Direct Financial Corporation. This office consists of approximately 8,000 square feet and is leased until 2000.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been quoted on the Nasdaq Market National Market under the symbol "TBFC" since July 1998. Prior to that time, the common stock was traded in the over-the-counter market under the same symbol. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated.

                                                            HIGH        LOW
                                                           -------    -------
1997
  1st quarter............................................  $  8.50    $ 6.000
  2nd quarter............................................  $  8.75    $ 6.250
  3rd quarter............................................  $  9.50    $ 7.875
  4th quarter............................................  $ 9.375    $ 8.750
1998
  1st quarter............................................  $10.625    $ 8.875
  2nd quarter............................................  $ 14.00    $ 9.875
  3rd quarter............................................  $ 24.75    $12.375
  4th quarter............................................  $35.625    $ 8.125

     No dividends were paid in 1997 and 1998. The closing per share price of the Common Stock on February 9, 1999 was $40.50. The approximate number of holders of record of the Company's Common Stock at February 9, 1999 was 60.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                       1998           1997         1996        1995        1994
                                    ----------     ----------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Interest income...................  $  100,110     $   59,301    $ 45,800    $ 40,511    $ 22,208
Interest expense..................      80,305         46,063      34,815      31,946      17,513
                                    ----------     ----------    --------    --------    --------
  Net interest income.............      19,805         13,238      10,985       8,565       4,695
Provision for loan losses.........         905            921         919       1,722         492
Non-interest income...............       7,564          4,093       2,756       3,777         175
Non-interest expenses:
  Selling, general and
     administrative expenses......      19,819          9,042       8,375       5,561       3,503
  Other non-interest operating
     expenses.....................       2,259          1,100         700         679         153
                                    ----------     ----------    --------    --------    --------
Income before income tax expense
  and minority interest...........       4,386          6,268       3,747       4,380         722
Income tax expense................       1,649          1,657       1,195       1,660         182
Minority interest in
  subsidiary(1)...................       1,362            394          --          --          --
                                    ----------     ----------    --------    --------    --------
Net income........................       1,375          4,217       2,552       2,720         540
Preferred stock dividend(1).......       2,112(2)         546          --          --          --
                                    ----------     ----------    --------    --------    --------
  Net income available to common
     stockholders(1)..............  $     (737)(2) $    3,671    $  2,552    $  2,720    $    540
                                    ==========     ==========    ========    ========    ========
Earnings per share(1):
  Basic...........................  $    (0.09)(2) $     0.84    $   0.62    $   0.66    $   0.16
  Diluted.........................  $    (0.09)(2) $     0.57    $   0.58    $   0.66    $   0.16
Weighted average shares:
  Basic...........................       7,840          4,383       4,099       4,099       3,498
  Diluted.........................       7,840          7,411       4,406       4,104       3,498

                                                       YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                       1998           1997         1996        1995        1994
                                    ----------     ----------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF FINANCIAL CONDITION
  DATA:
Total assets......................  $2,283,341     $1,100,352    $647,965    $553,943    $427,292
Loans receivable, net.............     904,854        540,704     351,821     248,492     154,742
Mortgage-backed securities(3).....   1,041,747        340,313     184,743     234,385     236,464
Investment securities.............     220,358         91,237      78,826      40,058      12,444
Retail savings and certificates of
  deposit.........................   1,142,385        522,221     390,486     306,500     212,411
Advances from the FHLB............     472,500        200,000     144,800     105,500      96,000
Securities sold under agreements
  to repurchase...................     404,435        279,909      57,581      93,905      79,613
Trust preferred securities(4).....      35,385          9,572          --          --          --
Total stockholders' equity........     113,435         45,824      24,658      21,565      17,028
OTHER FINANCIAL AND OPERATING
  DATA:
Return on average total assets....       (0.05)%         0.45%       0.61%(5)     0.53%      0.17%
Return on average stockholders'
  equity..........................       (1.11)%         9.17%      16.50%(5)    14.10%      3.17%
SG&A expenses to total assets.....        0.87%          0.82%       1.03%(5)     1.00%      0.82%
Number of deposit accounts........      50,835         21,817      16,506      12,919       8,564
CAPITAL RATIOS OF TELEBANK:
  Core............................        5.57%          5.06%       5.08%       5.31%       6.27%
  Tangible........................        5.57%          5.06%       5.07%       5.36%       6.35%
  Total capital...................       13.35%         11.91%      10.41%      11.74%      15.96%

---------------
(1) Minority interest reflects expense related to payments on trust preferred securities issued by TeleBanc Capital Trust I and TeleBanc Capital Trust II. TeleBanc Capital Trust I and TeleBanc Capital Trust II are business trusts formed for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by TeleBanc.

(2) Pursuant to a conversion agreement dated May 15, 1998, 29,900 of our outstanding shares of preferred stock converted to 2,399,479 shares of common stock upon consummation of our July 1998 equity offering. In addition, upon the conversion, we issued a special dividend in the amount of 119,975 shares of common stock to the holders of the preferred stock. In connection with the special dividend, we recorded a $1.7 million nonrecurring, non-cash charge related to the additional preferred stock dividend payable in common stock, based on the fair market value of the common stock at the time the dividend was paid.

(3) Includes mortgage-backed securities available-for-sale and trading.

(4) Consists of trust preferred securities of TeleBanc Capital Trust I and TeleBanc Capital Trust II. See Note 14 to the consolidated financial statements.

(5) Excludes one-time pre-tax charge of $1.7 million, $1.1 million after tax, to recapitalize the Savings Association Insurance Fund. Giving effect to the charge, return on average assets, return on average stockholders' equity, and selling, general and administrative expenses to total assets for 1996 were 0.42%, 11.4% and 1.29%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     We are the nation's leading branchless bank providing high value financial products and services primarily over the Internet. By avoiding the costs of brick-and-mortar branches, we are able to offer significantly higher rates and lower fees on our FDIC-insured and other banking products and services than traditional banks. Our branchless platform allows us to deliver these services worldwide through the convenient anytime, anywhere access of the Internet and other electronic delivery channels.

     Our revenue consists of interest income and, to a lesser degree, non-interest income, which includes income primarily from services and gains on the sale of loans and securities. Our net interest income is the difference between the rates of interest earned on our loans and other interest-earning assets and the rates of interest paid on our deposits and borrowed funds. An indicator of an institution's profitability is its net interest margin or net yield on interest-earning assets, which is its annualized net interest income divided by the average balance of interest-earning assets. Fluctuations in interest rates as well as volume and composition changes in interest-earning assets and interest-bearing liabilities may materially affect net interest income.

     Our asset acquisition strategy is to purchase pools of one-to-four family first lien mortgages and mortgage-related securities. We do not currently originate loans. We believe that by purchasing a seasoned and geographically diverse mortgage loan portfolio, we reduce expenses related to loan acquisition and are better able to actively manage our credit quality risk.

     We actively monitor our net interest rate sensitivity position. Effective interest rate sensitivity management seeks to ensure that net interest income and the market value of equity are protected from the impact of changes in interest rates. To this end, we have established an asset-liability committee and implemented a risk measurement guideline employing market value of equity and gap methodologies and other measures. In an effort to manage interest rate exposure, we use various hedging techniques such as caps, floors, interest rate swaps, futures and financial options.

     In 1998, we implemented a strategy to build the "TeleBank" brand name by expanding the marketing of high value savings and investment and other financial products, superior customer service and anytime, anywhere convenience. We believe that associating our brand name with our services and delivery channels will enable us to attract a growing number of customers who are increasingly relying on alternative channels for the delivery of their financial services. In pursuing this strategy, we increased our marketing expenditures significantly to implement a targeted, national advertising campaign and marketing initiative. We plan to continue this strategy to further strengthen the "TeleBank" brand. See "-- Results of Operations -- Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 -- Non-interest Expenses".

  DIRECT FINANCIAL CORPORATION ACQUISITION

     On August 10, 1998, we acquired Direct Financial Corporation, the thrift holding company of Premium Bank, F.S.B. Premium Bank employed a direct marketing strategy similar to ours. Premium Bank operated from a single branch in New Jersey, and its deposit base was concentrated in the mid-Atlantic region of the United States. We are using Premium Bank's former office as a back-up call center and operations center pending a final systems conversion of Premium Bank, expected to be completed in March 1999. We paid approximately $22.3 million cash in the transaction. At the time of the acquisition, Direct Financial Corporation had $307.1 million in deposits and 19,263 accounts.

                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     INTEREST INCOME. Total interest income increased by $40.8 million, or 68.8%, to $100.1 million for the year ended December 31, 1998 from $59.3 million for the year ended December 31, 1997. A portion of this increase was caused by a $16.8 million increase in interest income from mortgage-backed and related securities. This increase in income from mortgage-backed and related securities is primarily volume-related, as we increased our securities portfolio significantly in 1998 following the completion of our securities offerings and the acquisition of Direct Financial Corporation. We also increased our mortgage loan portfolio, which generated a $16.5 million, or 47.6%, increase in interest income on mortgage loans to $51.2 million in 1998 from $34.7 million in 1997. The increase in the portfolio of interest-earning assets was slightly offset as a result of a decline in the yield on our interest-earning assets to 7.28% during 1998 from 7.70% during 1997, primarily due to overall declines in market interest rates during the year. Additionally, interest income from investment securities available for sale increased by $4.2 million during 1998 reflecting an $83.7 million increase in the average balance of such securities, slightly offset by a 0.09% decrease in the yield.

     INTEREST EXPENSE. Total interest expense increased by $34.2 million from $46.1 million in 1997 to $80.3 million in 1998, an increase of 74.2%. This increase is almost entirely volume-driven, as the average interest cost of liabilities decreased during 1998. The significant increase in retail deposits during 1998 caused interest expense on retail deposits to increase $19.0 million, or 73.4%, from $25.9 million in 1997 to $44.9 million in 1998. The cost of our interest-bearing liabilities decreased from 6.21% in 1997 to 6.08% in 1998, due to declining interest rates during 1998. We saw the majority of this decrease in our short-term borrowings, while the cost of our deposits declined only two basis points from 6.00% to 5.98%. Also during 1998, we initiated a brokered callable certificate of deposit program. The average balance of these deposits was $54.5 million in 1998, and the average rate paid was 6.68%.

     LOAN LOSS PROVISION. The provision for loan losses is the annual cost of providing an allowance for estimated losses in the loan portfolio. The provision reflects management's judgment as to the reserve necessary to absorb loan losses based upon our assessment of a number of factors, including delinquent loan trends and historical loss experience, current and anticipated economic conditions, the mix of loans in our portfolio, and our internal credit review process. The provision for loan losses decreased slightly to $905,000 for the year ended December 31, 1998, compared to $921,000 for the year ended December 31, 1997, despite a significant increase in the loan portfolio. This decrease in the provision reflects the historically low level of net charge-offs that we have experienced, due in part to our focus on geographically diverse first lien residential mortgage assets. Net charge-offs during 1998 totaled $457,000, or seven basis points of average loan balances for the year, compared to six basis points during 1997. As of December 31, 1998, our total loan loss allowance was $4.8 million, or 0.53% of total loans outstanding. The total loan loss allowance at December 31, 1997 was $3.6 million, or 0.66% of total loans outstanding. Total loan loss allowance as a percentage of total non-performing loans was 53.7% as of December 31, 1998, compared to 31.7% as of December 31, 1997.

     NON-INTEREST INCOME. Total non-interest income increased by $3.5 million to $7.6 million for the year ended December 31, 1998, from $4.1 million for the year ended December 31, 1997, an increase of 85.4%. This increase in non-interest income consisted primarily of $3.5 million of gains on sales of mortgage-backed and investment securities during 1998, compared to gains of $1.0 million in 1997, as well as $2.1 million from gain on sale from loans held for sale, compared to $1.1 million in 1997. The increase in the gain on sale of loans in 1998 reflects the sale of primarily home equity loans. In 1998, non-interest income totaled 7.0% of total revenue, compared to 6.5% in 1997. Total revenue is comprised of total interest income and total non-interest income.

     NON-INTEREST EXPENSES. Total non-interest expenses increased substantially during 1998 to $22.1 million, compared to $10.1 million in 1997, an increase of $12.0 million, or 118.8%. In 1998, we implemented a strategy of increasing marketing expenses associated with brand building that seeks to establish TeleBank as the premier national provider of high-value banking products. This strategy resulted in the $4.0 million increase in advertising and marketing expenses to $4.6 million in 1998 from $600,000 in 1997. For 1999, we anticipate our marketing strategy will result in significantly greater increases in marketing expenses. In addition, compensation costs increased $2.9 million, or 59.2%, from $4.9 million for the year ended December 31, 1997, to $7.8 million for the year ended December 31, 1998, as a result of hiring additional personnel.

     Other non-interest expenses increased $1.2 million to $2.3 million during the year ended December 31, 1998 from $1.1 million during the year ended December 31, 1997, primarily as a result of the amortization of goodwill resulting from the Direct Financial Corporation acquisition in August 1998.

     INCOME TAX EXPENSE. Income tax expense for the year ended December 31, 1998 was $1.6 million, compared with $1.7 million for the year ended December 31, 1997. TeleBanc's effective tax rate for 1998 was 37.6%, compared to 26.4% for 1997. The effective tax rate increased largely as a result of goodwill acquired in the Direct Financial Corporation acquisition, since goodwill amortization expense is not deductible for tax purposes.

     NET INCOME. Net income for the year ended December 31, 1998 decreased $2.8 million to $1.4 million from $4.2 million for the year ended December 31, 1997, a decrease of 66.7%. Net income in 1998 consisted primarily of $19.8 million in net interest income and $7.6 million in non-interest income, which was offset by $22.1 million in non-interest expenses, $905,000 in provision for loan losses, and $1.6 million in income tax expense. Net income available to common stockholders which decreased $4.4 million, or 118.9%, from 1997, to a loss of $737,000 in 1998, includes a non-cash charge totaling $1.7 million, related to a one-time dividend paid to the holders of our preferred stock in the form of 119,975 shares of common stock. We paid this dividend upon conversion of 29,900 outstanding shares of preferred stock to 2,399,479 shares of common stock. We based the $1.7 million charge related to the special dividend on the fair market value of the common stock on the date we paid the dividend.

     Our net interest margin decreased from 1.73% in 1997 to 1.42% in 1998. This decline reflects falling interest rates and increased competition for high-yielding mortgage products.

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

     LOAN LOSS PROVISION. The provision for loan losses remained substantially unchanged at $921,000 for the year ended December 31, 1997, compared to $919,000 for the year ended December 31, 1996. The ratio of net charge-offs to net average loans outstanding during 1997 was 0.06%, compared to 0.10% during 1996. Total loan loss allowance as a percentage of total non-performing loans was 31.7% as of December 31, 1997, compared to 27.7% as of December 31, 1996.

     NON-INTEREST INCOME. Total non-interest income increased by $1.3 million to $4.1 million for the year ended December 31, 1997, from $2.8 million for the year ended December 31, 1996, an increase of 46.4%. Non-interest income increased primarily because we recognized $1.2 million of non-interest income as gain on trading securities during 1997. In addition, we recognized an $864,000 decline in equity investment primarily attributable to the write-off of the equity investment by TeleBank in AGT Mortgage Services, which had provided our loan servicing services for a fee and ceased operations in July 1997.

     NON-INTEREST EXPENSES. Total non-interest expenses, principally selling, general and administrative expenses, increased $1.0 million to $10.1 million for the year ended December 31, 1997, from $9.1 million for the year ended December 31, 1996, an increase of 11.0%. Selling, general and administrative expenses increased $600,000 to $9.0 million during 1997 from $8.4 million during 1996, an increase of 7.1%, primarily as a result of a $1.2 million increase in compensation and employee benefits in 1997. During 1996, we incurred a one-time $1.7 million assessment to recapitalize the Savings Association Insurance Fund.

     Other non-interest expenses increased $400,000 to $1.1 million during the year ended December 31, 1997 from $700,000 during the year ended December 31, 1996, an increase of 57.1%, primarily as a result of increased amortization of purchased mortgage servicing rights.

     INCOME TAX EXPENSE. Income tax expense for the year ended December 31, 1997 was $1.7 million, compared with $1.2 million for the year ended December 31, 1996. Our effective tax rate for 1997 was 26.4%, compared to 31.9% for 1996. The effective tax rate decreased largely as a result of an increase during 1997 in interest earned on municipal bonds, which generally were tax-exempt.

     NET INCOME. Net income for the year ended December 31, 1997 increased $1.6 million to $4.2 million from $2.6 million for the year ended December 31, 1996, an increase of 61.5%. Net income for 1997 consisted primarily of $12.3 million in net interest income, $3.3 million in net gain on the sale of trading securities, loans held for sale, and mortgage-backed and investment securities, which was offset by $10.1 million in non-interest expenses, $921,000 in provision for loan losses, and $1.7 million in income tax expense. Net income available to common stockholders increased $1.1 million in 1996 to $3.7 million in 1997, or 42.3%.

                               QUARTERLY RESULTS

     The following table sets forth our selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1998. The consolidated financial data presented below have been prepared on a basis consistent with our audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of this information. This information should be read in conjunction with our consolidated financial statements and notes beginning on page F-1. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                      THREE MONTHS ENDED,
                                  -------------------------------------------------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,     DEC. 31,
                                    1997        1997       1997        1997       1998        1998       1998          1998
                                  ---------   --------   ---------   --------   ---------   --------   ---------     --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Interest income..............      $12,837    $15,275     $14,821    $16,368     $18,071    $18,581     $27,632      $35,826
Interest expense.............        9,878     11,865      11,548     12,772      14,477     15,276      21,979       28,573
                                   -------    -------     -------    -------     -------    -------     -------      -------
    Net interest income......        2,959      3,410       3,273      3,596       3,594      3,305       5,653        7,253
Provision for loan losses....          243        308         120        250         250         75         300          280
Non-interest income..........          607      1,244       1,084      1,158       1,947      1,104       1,832        2,681
Selling, general and
  administrative expenses....        1,897      2,251       2,078      2,816       3,889      3,441       5,666        6,823
Other non-interest operating
  expenses...................          208        202         260        430         315        487         586          871
                                   -------    -------     -------    -------     -------    -------     -------      -------
    Income before income
      taxes and minority
      interest...............        1,218      1,893       1,899      1,258       1,087        406         933        1,960
Income tax expense...........          355        618         709        (25)        475         51         389          734
Minority interest(1).........           --         67         285         42         176        176         439          571
                                   -------    -------     -------    -------     -------    -------     -------      -------
    Net income...............          863      1,208         905      1,241         436        179         105          655
    Preferred stock
      dividends..............           60        162         162        162         162        162       1,788(2)        --
                                   -------    -------     -------    -------     -------    -------     -------      -------
    Net income (loss)
      available to common
      stockholders...........          803      1,046         743      1,079         274         17      (1,683)(2)      655
Other comprehensive
  income(3)..................       (1,165)     2,443         (24)      (612)        262     (1,109)      8,579       (8,593)
                                   -------    -------     -------    -------     -------    -------     -------      -------
Comprehensive income.........      $  (362)   $ 3,489     $   719    $   467     $   536    $(1,092)    $ 6,896      $(7,938)
                                   =======    =======     =======    =======     =======    =======     =======      =======
Basic earnings per share.....      $  0.19    $  0.24     $  0.16    $  0.24     $  0.06    $  0.00     $ (0.17)(2)  $  0.05
Diluted earnings per share...         0.15       0.16        0.11       0.16        0.05       0.00       (0.17)(2)     0.05

---------------

(1) Minority interest reflects expense related to payments on trust preferred securities issued by TeleBanc Capital Trust I and TeleBanc Capital Trust II.

(2) Includes a $1.7 million non-recurring, non-cash charge related to the additional preferred stock dividend payable in common stock, based on the fair market value of the common stock at the time such dividend was paid. The charge reduced net income available to common stockholders by the same amount and diluted earnings per share in the third quarter of 1998 by $0.18 per share.

(3) Other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities.

     During the second quarter of 1998, we focused on maintaining stable asset levels and sufficient liquidity in anticipation of our acquisition of Direct Financial Corporation in August 1998. As a result, our interest income and selling, general and administrative expenses remained relatively steady, as compared to the first quarter of 1998. In the third quarter of 1998, the completion of our equity and trust preferred offerings and our acquisition of Direct Financial Corporation resulted in a substantial increase in our asset size.

     Other comprehensive income represents unrealized gains and losses on securities that we consider available for sale. We experienced wide swings in other comprehensive income during the third and fourth quarters of 1998, due primarily to increased volatility in the fixed-income market.

                              FINANCIAL CONDITION

     Total assets increased by $1.2 billion to $2.3 billion at December 31, 1998 from $1.1 billion at December 31, 1997, an increase of 109.1%. The growth in total assets is primarily the result of a $693.0 million increase in mortgage-backed securities and a $364.1 million increase in loans receivable. The primary sources of funds for this growth in assets were deposits, borrowings and capital raised through our 1998 equity offering and trust preferred offering.

     Loans receivable, net and loans receivable held-for-sale, increased $364.1 million to $904.8 million at December 31, 1998 from $540.7 million at December 31, 1997, an increase of 67.3%. The increase reflects whole loan purchases of $668.1 million, offset in part by $280.2 million of principal repayments and $20.6 million of loans sold in 1998. During 1997, we recorded whole loan purchases of $342.9 million, offset in part by $94.9 million of principal repayments and $60.7 million of loans sold.

     Mortgage-backed securities available-for-sale increased $693.0 million to $1.0 billion at December 31, 1998 from $319.2 million at December 31, 1997, an increase of 217.1%. Investment securities available-for-sale increased $129.2 million to $220.4 million at December 31, 1998 from $91.2 million at December 31, 1997, an increase of 141.7%. We hold these investment securities for liquidity purposes, and the increases in these categories of assets are consistent with the overall growth of our assets in 1998.

     Retail deposits increased $620.2 million to $1.1 billion at December 31, 1998 from $522.2 million at December 31, 1997, an increase of 118.8%, largely as a result of our continued targeted marketing efforts to attract new customers and deposit accounts. During the year ended December 31, 1998, we credited approximately $45.0 million of interest to retail deposit accounts, and deposits exceeded withdrawals by $577.9 million, resulting in the net overall increase in deposits.

     Federal Home Loan Bank, or FHLB, advances increased $272.5 million to $472.5 million at December 31, 1998, from $200.0 million at December 31, 1997, an increase of 136.3%. Other borrowings, composed primarily of securities sold under agreements to repurchase, increased $124.5 million to $404.4 million at December 31, 1998 from $279.9 million at December 31, 1997, an increase of 44.5%. At December 31, 1998, subordinated debt, net of original issue discount, consisting of the 9.5% senior subordinated debentures issued in February 1997 and the 11.5% subordinated debentures issued in the second quarter of 1994, totaled $29.9 million. Additionally, we issued $67.1 million of callable certificates of deposit during 1998 as relatively cost-effective borrowings with hedging properties that improve our overall interest rate risk position.

     In June 1997, we formed TeleBanc Capital Trust I, which sold an aggregate of $10.0 million in shares of capital securities, series A, with an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997, callable beginning December 2007. In July 1998, we formed TeleBanc Capital Trust II, which sold an aggregate of $27.5 million in shares of beneficial unsecured securities, series A, with an annual dividend rate of 9.0% payable quarterly, beginning in September 1998, callable beginning September 2003.

     Stockholders' equity increased $67.6 million to $113.4 million at December 31, 1998 from $45.8 million at December 31, 1997. The increase is primarily the result of the receipt of approximately $70.0 million in net proceeds from the issuance of common stock in July and August 1998. This increase was offset by net income during 1998 of $1.4 million, less preferred stock dividends of $2.1 million. Additionally, our unrealized gain on securities available for sale decreased to $1.9 million at December 31, 1998. Upon consummation of the July 1998 common stock offering, 29,900 outstanding shares of preferred stock converted to 2,399,479 shares of common stock. In addition, upon the conversion, we issued 119,975 shares of common stock as a special dividend to the holders of the preferred stock. The dividend had a value of $1.7 million, based on the fair market value of the common stock on the date the dividend was paid.

                                   LIQUIDITY

     Liquidity represents our ability to raise funds to support asset growth, fund operations and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to otherwise meet our ongoing obligations. We have historically met our liquidity needs primarily through financing activities, consisting principally of increases in core deposit accounts, maturing short-term investments, loans and repayments of investment securities, and to a lesser extent, sales of loans or securities. We believe that we will be able to renew or replace our funding sources at then-existing market rates, which may be higher or lower than current rates. Pursuant to applicable Office of Thrift Supervision, or OTS, regulations, TeleBank is required to maintain an average liquidity ratio of 4.0% of certain borrowings and its deposits, which requirement it fully met during 1998. Prior to November 24, 1997, this requirement was 5.0%, which TeleBank fully met during 1996 and 1997.

     In the third quarter of 1998, we raised capital through our common stock offering, in which we sold 5,175,000 shares of common stock to the public at an offering price of $14.50. We also raised $27.5 million in the third quarter of 1998 through TeleBanc Capital Trust II's sale of 1,100,000 shares of 9.0% trust preferred securities, series A. We are using the net proceeds of both offerings to fund continued growth.

     We seek to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, time deposit accounts and accounts that maintain a relatively high balance provide a relatively stable source of funding. At December 31, 1998, our average retail account balance was approximately $22,000, and our average customer maintained
1.7 accounts. Savings and transactional deposits increased $91.8 million to $215.4 million during the year ended December 31, 1998, an increase of 74.3%. Retail certificates of deposit increased $528.4 million to $927.0 million during the year ended December 31, 1998, an increase of 132.6%. During 1998, we also began to offer callable certificates of deposit, which totaled $67.1 million at December 31, 1998.

     We also rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity. Total borrowings increased $397.0 million to $876.9 million at December 31, 1998, an increase of 82.7%. At December 31, 1998, TeleBank had approximately $667.3 million in additional borrowing capacity.

     At December 31, 1998, we had outstanding $31.0 million face amount of subordinated debentures. In addition, at the same date, we also had outstanding $37.5 million face amount of junior subordinated debentures held by our trust preferred subsidiaries. Additionally, from January 1, 1998 through July 28, 1998, we had outstanding $15.3 million of preferred stock, which converted to 2,399,479 shares of common stock upon consummation of our 1998 common stock offering. We paid $373,000 in cash dividends on the preferred stock during 1998. Our aggregate annual interest expense on the subordinated debentures and junior subordinated debentures is $6.9 million.

     Subject to the approval of the OTS and compliance with federal regulations, TeleBank pays a dividend to TeleBanc semi-annually in an amount equal to the aggregate debt service and dividend obligations. Under current OTS capital distribution regulations, as long as TeleBank meets the OTS capital requirements before and after the payment of dividends, TeleBank may pay dividends to us without prior OTS approval in an amount equal to the net income to date over the calendar year, plus retained net income over the preceding two years. In addition, the OTS has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds, and we must give 30 days' advance notice to the OTS of all capital distributions, during which time it may object to any proposed distribution. As of December 31, 1998, TeleBank had approximately $21.3 million available for payment of dividends under applicable restrictions without regulatory approval. Under the terms of the indenture pursuant to which the 11.5% subordinated debentures were issued and the terms of the

9.5% subordinated debentures, TeleBanc currently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $7.0 million, which represents 100% of the aggregate interest expense for one year on our outstanding subordinated debentures and junior subordinated debentures. We had $10.0 million in liquid assets as of December 31, 1998.

                                    CAPITAL

     As of December 31, 1998, TeleBank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for "well capitalized" institutions under OTS regulations.

     The following table sets forth TeleBank's regulatory capital levels as of December 31, 1998 in relation to the regulatory requirements in effect at that date. The information below reflects only the regulatory capital of TeleBank and does not give effect to additional available capital of its parent TeleBanc. See
Note 4 to the consolidated financial statements.

                                                                                  REQUIRED TO BE
                                                                                       WELL
                                                              REQUIRED FOR       CAPITALIZED UNDER
                                                                CAPITAL          PROMPT CORRECTIVE
                                           ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                      -----------------    ------------------    -----------------
                                       AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO
                                      --------    -----    --------    ------    --------    -----
                                                         (DOLLARS IN THOUSANDS)
As of December 31, 1997:
  Core Capital......................  $ 52,617     5.06%   $41,606      4.0%     $ 52,008     5.0%
  Tangible Capital..................    52,608     5.06     15,602      1.5           N/A     N/A
  Tier I Capital....................    52,617    11.25        N/A      N/A        28,057     6.0
  Total Capital.....................    55,701    11.91     37,409      8.0        46,761    10.0

As of December 31, 1998:
  Core Capital......................  $122,871     5.57%   $88,310      4.0%     $110,388     5.0%
  Tangible Capital..................   122,871     5.57     33,116      1.5           N/A     N/A
  Tier I Capital....................   122,871    12.90        N/A      N/A        57,157     6.0
  Total Capital.....................   127,179    13.35     76,210      8.0        95,262    10.0

                               RATE/VOLUME TABLE

     The following table allocates the period-to-period changes in our various categories of interest income and expense between changes due to (1) changes in volume, calculated by multiplying the change in average volume of the related interest-earning asset or interest-bearing liability category by the prior year's rate, and (2) changes in rate, calculated by multiplying changes in rate by the prior year's volume. Changes due to changes in rate-volume, which is calculated as the change in rate multiplied by changes in volume, have been allocated proportionately between changes in volume and changes in rate.

                                            1997 VS. 1996                 1998 VS. 1997
                                     ---------------------------   ----------------------------
                                     INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                                     ---------------------------   ----------------------------
                                     VOLUME     RATE      TOTAL    VOLUME      RATE      TOTAL
                                     -------   -------   -------   -------   --------   -------
                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net...........   $12,732   $(1,092)  $11,640   $17,102   $   (665)  $16,437
  Interest-bearing deposits.......        68       (29)       39         8         13        21
  Mortgage-backed and related
     securities available for
     sale.........................       373      (682)     (309)   18,433     (1,605)   16,828
  Investment securities available
     for sale.....................       809         8       817     5,358        (62)    5,296
  Federal funds sold..............        54         2        56       (84)         3       (81)
  Investment in FHLB stock........       153         1       154       247         18       265
  Trading account.................     1,124        --     1,124       495       (142)      353
                                     -------   -------   -------   -------   --------   -------
          Total interest-earning
            assets................   $15,313   $(1,792)  $13,521   $41,559   $ (2,440)  $39,119
                                     =======   =======   =======   =======   ========   =======
Interest-bearing liabilities:
  Savings deposits................   $ 1,111   $   454   $ 1,565   $ 1,784   $    (38)  $ 1,746
  Time deposits...................     3,315      (279)    3,036    17,666       (354)   17,312
  Brokered callable certificates
     of deposit...................        --        --        --     3,638         --     3,638
  FHLB advances...................     2,400       796     3,196     3,475       (338)    3,137
  Other borrowings................     2,838      (466)    2,372     7,289        (81)    7,208
  Subordinated debt...............     1,207      (128)    1,079       288        (41)      247
                                     -------   -------   -------   -------   --------   -------
          Total interest-bearing
            liabilities...........    10,871       377    11,248    34,140       (852)   33,288
                                     -------   -------   -------   -------   --------   -------
Change in net interest income.....   $ 4,442   $(2,169)  $ 2,273   $ 7,419   $ (1,588)  $ 5,831
                                     =======   =======   =======   =======   ========   =======

                             AVERAGE BALANCE TABLE

     The following table presents consolidated average balance sheet data, income and expense and related interest yields and rates for each of the three years in the period ended December 31, 1998. The table also presents information for the periods indicated with respect to net interest margin, an indica-

tor of an institution's profitability. Another indicator is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Interest income includes the incremental tax benefit of tax exempt income.

                                                              1996                                1997
                                                ---------------------------------   ---------------------------------
                                                AVERAGE    INTEREST     AVERAGE     AVERAGE    INTEREST     AVERAGE
                                                BALANCE    INC./EXP.   YIELD/COST   BALANCE    INC./EXP.   YIELD/COST
                                                --------   ---------   ----------   --------   ---------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable, net........................  $279,038    $23,089        8.28%    $441,819    $34,729        7.86%
 Interest-bearing deposits....................     6,612        420        6.24        7,865        459        5.84
 Mortgage-backed and related securities,
   available for sale.........................   221,656     17,955        8.10      226,064     17,646        7.81
 Investment securities, available for sale....    61,169      3,959        6.47       73,649      4,776        6.49
 Federal funds sold...........................       842         44        5.22        1,844        100        5.37
 Investment in FHLB stock.....................     6,229        451        7.25        8,338        605        7.25
 Trading account..............................        --         --          --       12,581      1,124        8.81
                                                --------    -------                 --------    -------
       Total interest-earning assets..........  $575,546    $45,918        7.98%    $772,160    $59,439        7.70%
                                                --------    -------                 --------    -------
Non-interest earning assets...................    26,929                              41,465
                                                --------                            --------
       Total assets...........................  $602,475                            $813,625
                                                ========                            ========
Interest-bearing liabilities:
 Retail deposits..............................  $358,216    $21,357        5.96%    $432,641    $25,958        6.00%
 Brokered callable certificates of deposit....        --         --          --           --         --          --
 FHLB advances................................   120,678      6,689        5.54      160,681      9,885        6.07
 Other borrowings.............................    68,154      4,569        6.70      117,515      6,941        5.83
 Subordinated debt, net.......................    17,250      2,200       12.75       27,434      3,279       11.95
                                                --------    -------                 --------    -------
       Total interest-bearing liabilities.....  $564,298    $34,815        6.14%    $738,271    $46,063        6.21%
                                                --------    -------                 --------    -------
Non-interest-bearing liabilities..............    15,900                              25,719
                                                --------                            --------
       Total liabilities......................  $580,198                            $763,990
Trust preferred securities....................        --                            $  9,597
       Total stockholders' equity.............    22,277                              40,038
                                                --------                            --------
       Total liabilities and stockholders'
        equity................................  $602,475                            $813,625
                                                ========                            ========
Excess of interest-earning assets over
 interest-bearing liabilities/net interest
 income.......................................  $ 11,248    $11,103                 $ 33,889    $13,376
                                                ========    =======                 ========    =======
Net interest spread...........................                             1.84%                               1.49%
                                                                         ======                              ======
Net interest margin (net yield on
 interest-earning assets).....................                             1.94                                1.73
                                                                         ======                              ======
Ratio of interest-earning assets to
 interest-bearing liabilities.................                           101.99                              104.59
                                                                         ======                              ======

                                                               1998
                                                -----------------------------------
                                                 AVERAGE     INTEREST     AVERAGE
                                                 BALANCE     INC./EXP.   YIELD/COST
                                                ----------   ---------   ----------
                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable, net........................  $  663,913    $51,166        7.71%
 Interest-bearing deposits....................       7,993        480        5.92
 Mortgage-backed and related securities,
   available for sale.........................     492,077     34,474        7.01
 Investment securities, available for sale....     157,381     10,072        6.40
 Federal funds sold...........................         346         19        5.53
 Investment in FHLB stock.....................      11,651        870        7.47
 Trading account..............................      19,760      1,477        7.47
                                                ----------    -------
       Total interest-earning assets..........  $1,353,121    $98,558        7.28%
                                                ----------    -------
Non-interest earning assets...................      52,841
                                                ----------
       Total assets...........................  $1,405,962
                                                ==========
Interest-bearing liabilities:
 Retail deposits..............................  $  753,352    $45,016        5.98%
 Brokered callable certificates of deposit....      54,491      3,638        6.68
 FHLB advances................................     219,487     13,022        5.85
 Other borrowings.............................     242,412     14,149        5.76
 Subordinated debt, net.......................      29,880      3,526       11.80
                                                ----------    -------
       Total interest-bearing liabilities.....  $1,299,622    $79,351        6.08%
                                                ----------    -------
Non-interest-bearing liabilities..............      19,312
                                                ----------
       Total liabilities......................  $1,318,934
Trust preferred securities....................  $   20,599
       Total stockholders' equity.............      66,429
                                                ----------
       Total liabilities and stockholders'
        equity................................  $1,405,962
                                                ==========
Excess of interest-earning assets over
 interest-bearing liabilities/net interest
 income.......................................  $   53,499    $19,207
                                                ==========    =======
Net interest spread...........................                               1.20%
                                                                           ======
Net interest margin (net yield on
 interest-earning assets).....................                               1.42
                                                                           ======
Ratio of interest-earning assets to
 interest-bearing liabilities.................                             104.12
                                                                           ======

INTEREST RATE SENSITIVITY MANAGEMENT

     We actively monitor our net interest rate sensitivity position. Effective interest rate sensitivity management seeks to ensure that net interest income and the market value of equity are protected from the impact of changes in interest rates. The risk management function is responsible for measuring, monitoring and controlling market risk and communicating risk limits in connection with our asset/liability management activities and trading.

     Our strategies are intended to stabilize our net interest margin and its exposure to market risk under a variety of changes in interest rates. By actively managing the maturities of our interest-sensitive assets and liabilities, we seek to maintain a relatively consistent net interest margin and mitigate much of the interest rate risk associated with such assets and liabilities.

     Management uses a risk management process that allows risk-taking within specific limits. To this end, we have established an asset-liability committee and implemented a risk measurement guideline employing market value of equity and gap methodologies and other measures.

     The asset-liability committee establishes the policies and guidelines for the management of our assets and liabilities. The committee's policy is directed toward reducing the variability of the market value of our equity under a wide range of interest rate environments. Fair value of equity represents the net fair value of our financial assets and liabilities, including off-balance sheet hedges. We monitor the sensitivity of changes in the fair value of equity with respect to various interest rate environments and report regularly to the asset-liability committee. Effective fair value management maximizes net interest income while constraining the changes in the fair value of equity with respect to changes in interest rates to acceptable levels. The model calculates a benchmark fair value of equity for current market conditions.

     We use sensitivity analysis to evaluate the rate and extent of changes to our fair value of equity under various market environments. In preparing simulation analyses, we break down the aggregate investment portfolio into discrete product types that share similar properties, such as fixed or adjustable rate, similar coupon and similar age. Under this analysis, we calculate net present value of expected cashflows for interest sensitive assets and liabilities under various interest rate scenarios. In conducting this sensitivity analysis, the model considers all assets, liabilities and off-balance sheet hedges, including whole loan mortgages, mortgage-backed securities, mortgage derivatives, corporate bonds, and interest rate swaps, caps, floors and options. The range of interest rate scenarios evaluated encompasses significant changes to current market conditions. By this process, we subject our interest rate sensitive assets and liabilities to substantial market stress and evaluate the fair value of equity resulting from various market scenarios. The asset-liability committee reviews the results of these stress tests and establishes appropriate strategies to promote continued compliance with established guidelines.

     Management measures the efficiency of its asset/liability management strategies by analyzing, on a quarterly basis, TeleBank's theoretical fair value of equity and the expected effect of changes in interest rates. The board of directors establishes limits within which such changes in the fair value of equity are to be maintained in the event of changes in interest rates.

     We calculated a theoretical fair value of equity in response to a hypothetical change in market interest risk. The model addresses the exposure to TeleBank of its market sensitive non-trading financial instruments. The model excludes TeleBank's trading portfolio, which, based on management's analysis, has an immaterial impact on TeleBank's fair value of equity. A hypothetical instantaneous 1% rise in interest rates would cause the fair value of equity to decrease by 9.0%.

     Every method of market value sensitivity analysis contains inherent limitations and express and implied assumptions that can affect the resulting calculations. For example, each interest rate scenario reflects unique prepayment and repricing assumptions. In addition, this analysis offers a static view of assets, liabilities and hedges held as of December 31, 1998 and makes no assumptions regarding transactions we might enter into in response to changing market conditions.

     We employ various hedging techniques to implement the asset-liability committee's strategies directed toward managing the variability of the fair value of equity by controlling the relative sensitivity of market value of interest-earning assets and interest-bearing liabilities. The sensitivity of changes in market value of assets and liabilities is affected by factors, including the level of interest rates, market expectations regarding future interest rates, projected related loan prepayments and the repricing characteristics of interest-bearing liabilities. We use hedging techniques to reduce the variability of fair value of equity and its overall interest rate risk exposure over a one- to seven-year period.

     We also monitor our assets and liabilities by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring the interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Our current asset-liability management strategy is to maintain an evenly matched one-to-five year gap giving effect to hedging, but depending on market conditions and related circumstances, a positive or negative one-to-five year gap of up to 20% may be acceptable. Inclusive of our hedging activities, our one-year gap at December 31, 1998 was (3.4)%. Our hedge-affected one-to-five year gap at such date was (11.4)%.

     We used the following assumptions to prepare our gap table at December 31, 1998. Non-amortizing investment securities are shown in the period in which they contractually mature. Investment securities that contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that fully indexed, adjustable-rate, residential mortgage loans and mortgage-backed securities prepay at an annual rate between 10% and 15%, based on estimated future prepayment rates for comparable market benchmark securities and our prepayment history. The table also assumes that fixed-rate, current-coupon residential loans prepay at an annual rate of between 10% and 15%. The above assumptions were adjusted up or down on a pool-by-pool basis to model the effects of product type, coupon rate, rate adjustment frequency, lifetime cap, net coupon reset margin and periodic rate caps upon prevailing annual prepayment rates. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice immediately. The interest rate sensitivity of our assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

     The following table sets forth our gap at December 31, 1998.

                                                                  REPRICING   REPRICING   REPRICING   REPRICING
                                         BALANCE AT                WITHIN      WITHIN      WITHIN        IN
                                        DECEMBER 31,   PERCENT       0-3        4-12         1-5      MORE THAN
                                            1998       OF TOTAL    MONTHS      MONTHS       YEARS      5 YEARS
                                        ------------   --------   ---------   ---------   ---------   ---------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net...............   $  904,854      40.92%   $ 154,771   $ 305,557   $ 337,540   $106,986
  Mortgage-backed securities,
    available for sale and trading....    1,041,747      47.10       69,134     220,375     394,455    357,783
  Investment securities available for
    sale, interest-bearing accounts
    and FHLB stock....................      245,533      11.10       52,116       6,484      59,273    127,660
  Federal funds sold and interest
    bearing deposits..................       19,401       0.88           --       1,940      17,461         --
                                         ----------     ------    ---------   ---------   ---------   --------
Total interest-earning assets.........    2,211,535     100.00%   $ 276,021   $ 534,356   $ 808,729   $592,429
                                                        ======    =========   =========   =========   ========
Non-interest-earning assets:..........       71,806
                                         ----------
  Total assets........................   $2,283,341
                                         ==========
Interest-bearing liabilities:
  Savings deposits....................   $  215,402      10.18%   $      --   $  21,540   $ 193,862   $     --
  Time deposits.......................      994,068      46.97       43,306     526,935     351,882     71,945
  FHLB advances.......................      472,500      22.33      332,500     134,000       6,000         --
  Other borrowings....................      404,435      19.11      401,100       3,335          --         --
  Subordinated debt...................       29,855       1.41           --      29,855          --         --
                                         ----------     ------    ---------   ---------   ---------   --------
  Total interest-bearing
    liabilities.......................    2,116,260     100.00%   $ 776,906   $ 715,665   $ 551,744   $ 71,945
                                                        ======    =========   =========   =========   ========
Non-interest-bearing liabilities......       18,261
                                         ----------
  Total liabilities...................    2,134,521
  Total trust preferred...............       35,385
  Stockholders' equity................      113,435
                                         ----------
  Total liabilities and stockholders'
    equity............................   $2,283,341
                                         ==========
Periodic gap..........................                            $(500,885)  $(181,309)  $ 256,985   $520,484
                                                                  =========   =========   =========   ========
Cumulative gap........................                            $(500,885)  $(682,194)  $(425,209)  $ 95,275
                                                                  =========   =========   =========   ========
Cumulative gap to total assets........                                (21.9)%     (29.9)%     (18.6)%      4.2%
Cumulative gap to total assets hedge
  affected............................                                  6.8%       (3.4)%     (11.4)%      4.2%

  IMPACT OF INFLATION AND CHANGING PRICES

     The impact inflation has on us is different from the impact on an industrial company because substantially all of our assets and liabilities are monetary in nature, and interest rates and inflation rates do not always move in concert. We believe that the impact of inflation on financial results depends upon our ability to manage interest rate sensitivity and, by such management, reduce the inflationary impact upon performance. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on our operating expenses. The actual effect of inflation on our net interest income, however, would depend on the extent to which we were able to maintain a spread between the average yield on our interest-earning assets and the average cost of our interest-bearing liabilities, which would depend to a significant extent on our asset-liability sensitivity. As discussed above, we seek to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation. The effect of inflation on our results of operations for the past three years has been minimal.

  YEAR 2000 READINESS DISCLOSURE STATEMENT

     In 1997, we began Year 2000 planning, following the five steps recommended by the Federal Financial Institutions Examination Council. We have completed phases focused on awareness and assessment and continue to update the results of these phases for new information received. Currently, the renovation phase, which consists of implementing changes and monitoring vendor renovation, and the validation phase, which consists of testing renovated systems, are underway. We are monitoring vendors for final compliance certification statements and software updates and have begun to receive such certifications. Following the receipt of certification statements relating to those systems identified as mission critical in the assessment phase, we internally validate such certifications through testing. To date, we have identified no significant Year 2000 issues through our testing of mission critical systems. Our mission critical systems include the deposit processing system, general ledger system and Internet banking applications. We plan to be substantially complete with renovation, validation and implementation of all mission critical systems by the end of the first quarter of 1999, and with all other systems to be tested by June 30, 1999.

     Our steady growth over the past several years has required that we continually upgrade our systems; we do not anticipate that we will incur material costs related to our Year 2000 remediation efforts. We have analyzed the impact of Year 2000 issues on our non-information technology systems such as embedded chips necessary for proper operation of mechanical systems and have concluded that these issues do not present a significant risk to our operations.

     To date, we have not hired any outside consultants to address the Year 2000 issue, and few upgrades have been accelerated due to the Year 2000 issue. We estimate that we have spent approximately $25,000 on upgrades related to our Year 2000 remediation efforts, with an additional $75,000 expected to be spent before the year 2000.

     The majority of our loans are serviced by a large company that uses the same system as several of the largest loan servicers in the United States and that is expected to be Year 2000 compliant. We are currently monitoring this servicer's Year 2000 plan and testing. However, approximately 38% of our loans are serviced by smaller loan servicers whose systems may not be Year 2000 compliant. If these systems were to fail, principal and interest payments on the loans serviced by these servicers could be delayed, and we would lose interest income that we would normally earn on these funds. We have developed a contingency plan to address this loan servicing issue specifically. Under the contingency plan, we have notified these servicers that if we have not received confirmation of compliance by March 31, 1999, we will begin transferring servicing of these loans to servicers who are known to be Year 2000 compliant. We hope to complete any such transfers that are necessary by June 30, 1999.

     Based upon current information, we do not anticipate costs associated with the Year 2000 issue to have a material financial impact. There may, however, be interruptions or other limitations of financial and operating systems' functionality and we may incur additional costs to avoid such interruptions or limitations. Our expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than cur-rently anticipated. Factors that could influence the amount and timing of future costs include:

     - our success in identifying systems and programs that contain two-digit year codes;

     - the nature and amount of programming required to upgrade or replace each of the affected programs;

     - the rate and magnitude of related labor and consulting costs; and

     - our success in addressing the Year 2000 issues with third-parties with which we do business.

  CHANGES IN ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999, although a company may implement the statement as of the beginning of any fiscal quarter after issuance, that is, fiscal quarters beginning June 16, 1998 and after. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at our election, before January 1, 1998.

     We plan to adopt SFAS 133 as of January 1, 2000 but have not yet quantified the impact of adopting SFAS 133 on our financial statements. However, the statement could increase volatility in earnings and other comprehensive income.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Cost of Start-up Activities ("SOP 98-5"), which is effective for fiscal years beginning after December 18, 1998. The statement requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion Number 20, Accounting Changes. As of December 31, 1998, we carried on our books approximately $740,000 of capitalized start-up costs, relating primarily to the establishment of TeleBanc Insurance Services, Inc. We intend to implement SOP 98-5 on January 1, 1999, and, as a result, will recognize this amount, net of tax, as an expense classified as the cumulative effect of a change in accounting principle.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to "Interest Rate Sensitivity Management" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   37
Consolidated Statement of Financial Condition -- As of
  December 31, 1998 and 1997................................   38
Consolidated Statements of Operations and Comprehensive
  Income -- For the Years Ended December 31, 1998, 1997 and
  1996......................................................   39
Consolidated Statements of Changes in Stockholders'
  Equity -- For the Years Ended December 31, 1998, 1997 and
  1996......................................................   40
Consolidated Statements of Cash Flows -- For the Years Ended
  December 31, 1998, 1997 and 1996..........................   41
Notes to Consolidated Financial Statements..................   43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of TeleBanc Financial Corporation and Subsidiaries

     We have audited the accompanying consolidated statements of financial condition of TeleBanc Financial Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleBanc Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 10, 1999

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
ASSETS
Cash and cash equivalents...................................    $   26,282    $   92,156
Trading securities..........................................        29,584        21,110
Federal Home Loan Bank stock................................        25,175        10,000
Investment securities available-for-sale....................       220,358        91,237
Mortgage-backed securities available-for-sale...............     1,012,163       319,203
Loans receivable held for sale..............................       117,928       149,086
Loans receivable, net.......................................       786,926       391,618
Other assets................................................        64,925        25,942
                                                                ----------    ----------
Total assets................................................    $2,283,341    $1,100,352
                                                                ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Retail deposits.............................................    $1,142,385    $  522,221
Brokered callable certificates of deposit...................        67,085            --
Advances from the Federal Home Loan Bank of Atlanta.........       472,500       200,000
Securities sold under agreements to repurchase and other
  borrowings................................................       404,435       279,909
Subordinated debt, net......................................        29,855        29,614
Other liabilities...........................................        18,261        13,212
                                                                ----------    ----------
Total liabilities...........................................     2,134,521     1,044,956
Corporation-Obligated Mandatorily Redeemable Capital
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Corporation................        35,385         9,572
Commitments and contingencies...............................            --            --
Stockholders' equity:
4% Cumulative Preferred Stock, $0.01 par value, 500,000
  shares authorized
  Series A, 0 and 18,850 issued and outstanding at December
     31, 1998 and 1997......................................            --         9,634
  Series B, 0 and 4,050 issued and outstanding at December
     31, 1998 and 1997......................................            --         2,070
  Series C, 0 and 7,000 issued and outstanding at December
     31, 1998 and 1997......................................            --         3,577
Common stock, $0.01 par value, 29,500,000 shares authorized;
  12,388,242 and 4,458,322 issued and outstanding at
  December 31, 1998 and 1997................................           123            44
Additional paid-in capital..................................       103,194        16,205
Unearned ESOP shares........................................        (2,578)           --
Retained earnings...........................................        10,819        11,556
Unrealized gain on securities available for sale, net of
  tax.......................................................         1,877         2,738
                                                                ----------    ----------
Total stockholders' equity..................................       113,435        45,824
                                                                ----------    ----------
Total liabilities and stockholders' equity..................    $2,283,341    $1,100,352
                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
Interest income:
  Loans.....................................................  $ 51,197    $34,729    $23,089
  Mortgage-backed and related securities....................    34,474     17,646     17,955
  Investment securities.....................................     9,951      5,702      4,690
  Trading securities........................................     2,861      1,124         --
  Other.....................................................     1,627        100         66
                                                              --------    -------    -------
        Total interest income...............................   100,110     59,301     45,800
Interest expense:
  Retail deposits...........................................    44,913     25,958     21,357
  Brokered callable certificates of deposit.................     3,638         --         --
  Advances from the Federal Home Loan Bank of Atlanta.......    13,022      9,885      6,689
  Repurchase agreements and other borrowings................    15,204      6,941      4,569
  Subordinated debt.........................................     3,528      3,279      2,200
                                                              --------    -------    -------
        Total interest expense..............................    80,305     46,063     34,815
                                                              --------    -------    -------
        Net interest income.................................    19,805     13,238     10,985
Provision for loan losses...................................       905        921        919
                                                              --------    -------    -------
        Net interest income after provision for loan
        losses..............................................    18,900     12,317     10,066
                                                              --------    -------    -------
Non-interest income:
  Gain on sale of available for sale securities.............     3,536        982        935
  Gain on sale of loans.....................................     2,088      1,148        874
  (Loss) gain on trading securities.........................       (43)     1,204         --
  Income (loss) on equity investments.......................       531     (1,138)      (274)
  Fees, service charges, and other..........................     1,452      1,897      1,221
                                                              --------    -------    -------
        Total non-interest income...........................     7,564      4,093      2,756
Non-interest expenses:
  Selling, general and administrative expenses:
  Compensation and employee benefits........................     7,779      4,909      3,690
  Advertising and marketing.................................     4,634        606         93
  Special SAIF assessment...................................        --         --      1,671
  Other.....................................................     7,406      3,527      2,921
                                                              --------    -------    -------
        Total general and administrative expenses...........    19,819      9,042      8,375
Other non-interest expenses:
  Net operating cost of real estate acquired through
    foreclosure.............................................       336        278        238
  Amortization of goodwill and other intangibles............     1,923        822        462
                                                              --------    -------    -------
    Total other non-interest expenses.......................     2,259      1,100        700
                                                              --------    -------    -------
        Total non-interest expenses.........................    22,078     10,142      9,075
                                                              --------    -------    -------
    Income before income tax expense and minority
     interest...............................................     4,386      6,268      3,747
Income tax expense..........................................     1,649      1,657      1,195
Minority interest in subsidiary.............................     1,362        394         --
                                                              --------    -------    -------
        Net income..........................................  $  1,375    $ 4,217    $ 2,552
Preferred stock dividends...................................     2,112        546         --
                                                              --------    -------    -------
        Net (loss) income available to common
        stockholders........................................  $   (737)   $ 3,671    $ 2,552
                                                              ========    =======    =======
Other comprehensive income, before tax:
  Unrealized holding gain on securities arising during the
    period..................................................     1,331      1,251      1,088
  Less: reclassification adjustment for gains included in
    net income..............................................    (3,536)      (982)      (882)
                                                              --------    -------    -------
    Other comprehensive income, before tax..................    (2,205)       269        206
  Income tax expense related to reclassification adjustment
    for gains on sale of securities.........................     1,344        373        335
                                                              --------    -------    -------
    Other comprehensive income, net of tax..................      (861)       642        541
                                                              --------    -------    -------
    Comprehensive income....................................  $ (1,598)   $ 4,313    $ 3,093
                                                              ========    =======    =======
Earnings per share:
  Basic.....................................................  $  (0.09)   $  0.84    $  0.62
  Diluted...................................................  $  (0.09)   $  0.57    $  0.58

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                                                           UNREALIZED
                                                                                                             GAINS
                                                                                                            (LOSSES)
                                                                                                               ON
                                                                     ADDITIONAL                            AVAILABLE-
                                                PREFERRED   COMMON    PAID-IN      UNEARNED     RETAINED    FOR-SALE
                                                  STOCK     STOCK     CAPITAL     ESOP SHARES   EARNINGS   SECURITIES    TOTAL
                                                ---------   ------   ----------   -----------   --------   ----------   --------
BALANCES AT DECEMBER 31, 1995.................  $     --     $ 40     $ 14,637      $    --     $ 5,333     $ 1,555     $ 21,565
Net income....................................        --       --           --           --       2,552          --        2,552
Unrealized gain on available-for sale
  securities, net of tax effect...............        --       --           --           --          --         541          541
                                                --------     ----     --------      -------     -------     -------     --------
BALANCES AT DECEMBER 31, 1996.................        --       40       14,637           --       7,885       2,096       24,658
Net income....................................        --       --           --           --       4,217          --        4,217
Common stock issued...........................        --        4        1,568           --          --          --        1,572
Issuance of 4% cumulative preferred stock,
  Series A....................................     9,634       --           --           --          --          --        9,634
Issuance of 4% cumulative preferred stock,
  Series B....................................     2,070       --           --           --          --          --        2,070
Issuance of 4% cumulative preferred stock,
  Series C....................................     3,577       --           --           --          --          --        3,577
Dividends on 4% cumulative preferred stock....        --       --           --           --        (546)         --         (546)
Unrealized gain on available for sale
  securities, net of tax effect...............        --       --           --           --          --         642          642
                                                --------     ----     --------      -------     -------     -------     --------
BALANCES AT DECEMBER 31, 1997.................    15,281       44       16,205           --      11,556       2,738       45,824
Net income....................................        --       --           --           --       1,375          --        1,375
Common stock issued...........................        --       54       69,994           --          --          --       70,048
Dividends on 4% cumulative preferred stock....        --        1        1,738           --      (2,112)         --         (373)
Conversion of 4% cumulative preferred stock to
  common stock................................   (15,281)      24       15,257           --          --          --           --
Unearned ESOP shares..........................        --       --           --       (2,578)         --          --       (2,578)
Unrealized gain on available for sale
  securities, net of tax effect...............        --       --           --           --          --        (861)        (861)
                                                --------     ----     --------      -------     -------     -------     --------
BALANCES AT DECEMBER 31, 1998.................  $     --     $123     $103,194      $(2,578)    $10,819     $ 1,877     $113,435
                                                ========     ====     ========      =======     =======     =======     ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                            1998          1997         1996
                                                         -----------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................  $     1,375    $   4,217    $   2,552
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Minority interest.................................        1,362          394           --
     Equity in (income) losses of subsidiaries.........         (531)       1,129          274
     Depreciation, amortization, and discount
       accretion.......................................        1,197       (1,038)      (1,516)
     Provision for loan losses.........................          905          921          919
     Provision for losses on foreclosed real estate....           --           19           78
     Other gains and losses, net.......................          (86)      (1,624)      (1,011)
     Deferred income tax provision.....................       (3,004)        (445)        (224)
     Proceeds from sales, repayments and maturities of
       loans held-for-sale.............................       69,762       60,145       27,865
     Purchases of loans held-for-sale..................       (2,297)     (72,804)     (91,943)
     Net realized gains on available-for-sale
       securities, loans held-for-sale and trading.....       (4,105)      (2,613)        (935)
     Purchases of trading assets.......................     (623,913)    (100,630)          --
     Proceeds from sales, repayments and maturities of
       trading assets..................................      616,110       80,990           --
     Increase in accrued interest receivable...........       (7,089)      (1,492)      (2,220)
     Increase in accrued expenses and other
       liabilities.....................................        1,113          345        3,730
     Increase in other assets..........................      (18,296)      (3,373)      (2,433)
     Interest credited to deposits.....................       45,023       25,958       21,361
                                                         -----------    ---------    ---------
       Net cash (used in) provided by operating
          activities...................................       77,526       (9,901)     (43,503)
                                                         -----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash received from business acquisition..........       10,347           --           --
  Net increase in loans held to maturity, net of loans
     received in business acquisition..................     (281,603)    (269,036)     (90,717)
  Loans extended to Employee Stock Ownership Plan......       (2,578)          --           --
  Equity investments in subsidiaries...................       (1,687)      (1,736)      (2,359)
  Purchases of available-for-sale securities, net of
     securities received in business acquisition.......   (1,286,948)    (395,675)    (356,882)
  Proceeds from sales of available-for-sale
     securities........................................      379,166      144,718      220,293
  Proceeds from maturities of and principal payments on
     available-for-sale securities.....................      214,466      197,036      201,547
  Net sales (purchases) of premises and equipment, net
     of premises and equipment received in business
     acquisition.......................................       (2,070)         110         (842)
  Proceeds from sale of foreclosed real estate.........          978        1,563        1,156
                                                         -----------    ---------    ---------
       Net cash used in investing activities...........     (969,929)    (323,020)     (27,804)
                                                         -----------    ---------    ---------

          See accompanying notes to consolidated financial statements.

                                                            1998          1997         1996
                                                         -----------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits, net of deposits received in
     business acquisition..............................      335,136      105,777       62,625
  Advances from Federal Home Loan Bank of Atlanta......    1,201,577      322,000      273,500
  Payments on advances from Federal Home Loan Bank of
     Atlanta...........................................     (929,077)    (266,800)    (234,200)
  Net increase (decrease) in securities sold under
     agreements to repurchase..........................      124,526      222,328      (36,324)
  Net increase in other borrowed funds, net of
     borrowings received in business acquisition.......          241       13,028           --
  Proceeds from the issuance of trust preferred
     securities, net...................................       25,813        9,572           --
  Proceeds from the issuance of common stock and
     preferred stock...................................       71,787       16,853           --
  Dividend paid on Trust Preferred securities..........       (1,362)        (394)          --
  Dividends paid on preferred stock....................       (2,112)        (546)          --
                                                         -----------    ---------    ---------
       Net cash provided by financing activities.......      826,529      421,818       65,601
                                                         -----------    ---------    ---------
Net (decrease) increase in cash and cash equivalents...      (65,874)      88,897       (5,706)
Cash and cash equivalents at beginning of period.......       92,156        3,259        8,965
                                                         -----------    ---------    ---------
Cash and cash equivalents at end of period.............  $    26,282    $  92,156    $   3,259
                                                         ===========    =========    =========
SUPPLEMENTAL INFORMATION:
  Interest paid on deposits and borrowed funds.........  $    74,701    $  45,440    $  32,660
  Income taxes paid....................................          999        2,473          972
  Gross unrealized (loss) gain on marketable securities
     available-for-sale................................       (1,389)         873          795
  Tax effect of gain on available-for-sale
     securities........................................          528          231          254
  Transfer from loans to REO...........................        1,923        1,454        1,513
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Additional common stock, totaling 119,975 shares, was
     issued upon conversion of 29,900 shares of 4%
     Cumulative Preferred Stock.

     The Company purchased all of the capital stock of DFC for $22.3 million, in a merger transaction consummated on August 10, 1998. The total fair value of assets acquired was $333.7 million and total fair value of liabilities assumed was $315.4 million.

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     TeleBanc Financial Corporation ("TeleBanc" or the "Company") is a savings and loan holding company organized under the laws of Delaware in 1994. The primary business of the Company is the activities conducted by TeleBank (the "Bank") and TeleBanc Capital Markets, Inc. ("TCM"). The Bank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation ("FDIC") to customers nationwide. TCM is a funds manager and registered broker-dealer. Telebanc Capital Trust I ("TCT I") and TeleBanc Capital Trust II ("TCT II") are business trusts formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the Company. The Bank, through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC"), owns 100% of TeleBanc Insurance Services ("TBIS"), which was formed in May 1998 to offer co-branded insurance products. In 1997, TSC funded 50% of the capital commitment for two entities, AGT Mortgage Services, LLC ("AGT") and AGT PRA, LLC ("AGT PRA"). AGT, which ceased operation on July 31, 1997, serviced performing loans and administered workouts for troubled or defaulted loans for a fee. The primary business of AGT PRA is its two-thirds investment in Portfolio Recovery Associates, LLC ("PRA"). PRA acquires and collects delinquent consumer debt obligations for its own portfolio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of TeleBank, TCM, TCT I, TCT II and TSC. All significant intercompany transactions and balances are eliminated in consolidation. The investment in AGT PRA is accounted for under the equity method. The Company's net equity investment in AGT PRA at December 31, 1998 totaled approximately $4.0 million. During 1998, 1997 and 1996, TeleBank recorded $526,000, ($487,000), and ($155,000) in earnings/(loss) from its investment in AGT PRA, respectively.

     On June 22, 1998, the Board of Directors of the Company approved the distribution of a 100% stock dividend on its outstanding common stock, par value $0.01 (the "Common Stock"). The effect of the stock dividend has been retroactively applied in the Consolidated Financial Statements for all periods presented.

  Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates for which a change is reasonably possible in the near-term relate to the determination of the allowance for loan losses, the fair value of investments and mortgage-backed securities available-for-sale, loans receivable held for sale, trading securities and the valuation of real estate acquired in connection with foreclosures and mortgage servicing rights. In addition, the regulatory agencies that supervise the financial services industry periodically review the Bank's allowance for losses on loans. This review, which is an integral part of their examination process, may result in additions or deductions to the allowance for loan losses based on judgments with regard to available information provided at the time of their examinations.

  Cash and Cash Equivalents

     Cash and cash equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, funds due from banks, and federal funds sold with original maturities of three months or less. The Company is required to maintain an overnight balance of $2.4 million in its account with the Federal Reserve Bank of Richmond. As of December 31, 1998, the Company had $18.1 million of interest-bearing deposits that were held at other depository institutions.

  Investment Securities and Mortgage-Backed Securities

     The Company generally classifies its debt and marketable equity securities in one of three categories: held-to-maturity, trading, or available-for-sale. During 1997 and 1998, the Company held no investment or mortgage-backed securities that it classified as held-to-maturity.

     Trading securities are bought and held principally for the purpose of selling them in the near term. Securities purchased for trading are carried at market value with the corresponding realized and unrealized gains and losses recognized by credits or charges to non-interest income. The Company had $29.6 million and $21.1 million classified as trading securities at December 31, 1998 and 1997, respectively. For the years ending December 31, 1998, 1997 and 1996, the Company recognized $569,000, $564,000 and $0, respectively, in realized gains from the sale of trading assets, as well as ($612,000), $640,000 and $0, respectively, in unrealized depreciation or appreciation of trading assets. All other securities not included in the trading category are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized gains and losses on available-for-sale securities, net of the related tax effects, are reported as a separate component of stockholders' equity until realized. A decline in market value of any available-for-sale asset below its cost, that is deemed other than temporary, is charged to earnings, resulting in the establishment of a new cost basis for the asset. Transfers of securities into the available-for-sale category are recorded at fair value at the date of the transfer. Any unrealized gain or loss at the date of transfer from held-to-maturity is recognized as a separate component of stockholders' equity, net of tax effect. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and trading are included in earnings and are derived using the specific identification method for determining the cost of the security sold.

  Loans Held for Sale

     Mortgages acquired by the Company and intended for sale in the secondary market are carried at lower of cost or estimated market value in the aggregate. The market value of these mortgage loans is determined by obtaining market quotes for loans with similar characteristics.

  Loans Receivable

     Loans receivable consist of mortgages that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off. These loans are carried at amortized cost adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on purchased or originated loans and unamortized premiums or discounts on purchased loans. The loan portfolio is reviewed by the Company's management to set provisions for estimated losses on loans, which are charged to earnings in the current period. In this review, particular attention is paid to delinquent loans and loans in the process of foreclosure. The allowance and provision for loan losses are based on several factors, including continuing examinations and appraisals of the loan portfolio by management, examinations by supervisory authorities, continuing reviews of problem loans and overall portfolio quality, analytical reviews of loan loss experience in relation to outstanding loans, and management's judgment with respect to economic conditions and their impact on the loan portfolio.

  Nonperforming Assets

     Nonperforming assets consist of loans for which interest is no longer being accrued, troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan, real estate acquired in settlement of loans. Interest previously accrued but not collected on nonaccrual loans is reversed against current income when a loan is placed on nonaccrual status. Accretion of deferred fees is discontinued for nonaccrual loans. All loans at least ninety days past due, as well as other loans considered uncollectable, are placed on nonaccrual status. Payments received on nonaccrual loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected.

  Loan and Commitment Fees, Discounts and Premiums

     Loan fees and certain direct loan acquisition costs are deferred and the net fee or cost recognized into interest income using the interest method over the contractual life of the loans. Premiums and discounts on loans receivable are amortized or accreted, respectively, into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Discounts on loans held for sale are recognized as part of the loss or gain upon sale and not amortized or accreted, respectively.

  Real Estate Acquired through Foreclosure and Held for Sale

     Real estate properties acquired through foreclosure and held for sale are recorded at fair value less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate method of valuation. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Management performs periodic valuations and establishes an allowance for losses through a charge to income if the carrying value of a property exceeds its estimated fair value less selling costs.

  Deferred Financing Costs

     Deferred financing costs related to the issuance of the subordinated notes have been capitalized and are being amortized using the interest method over the life of the subordinated notes.

  Income Taxes

     Effective January 1, 1993, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Financial Instruments

     The Company uses interest rate swaps, caps, floors and futures in the management of its interest-rate risk. The Company is generally exposed to rising interest rates because of the nature of the repricing of rate-sensitive assets as compared with rate-sensitive liabilities. These instruments are used primarily to hedge specific assets and liabilities. For interest rate swaps, the net interest received or paid is treated as an adjustment to the interest income or expense related to the hedged assets or obligations in the period in which such amounts are due.

     In order to be eligible for hedge accounting treatment, high correlation must be probable at the inception of the hedge transaction and must be maintained throughout the hedge period. Upon the sale or disposition of the hedged item, the hedging instrument is marked-to-market with changes recorded in the income statement. Any gain or loss that is incurred upon termination of a hedging instrument is added to the carrying value of the hedged item and amortized over its remaining life. Premiums and fees associated with interest rate caps are amortized to interest income or expense on a straight-line basis over the lives of the contracts. For instruments that are not designated or do not qualify as hedges, realized and unrealized gains and losses are recognized in the income statement as gain or loss on trading securities in the period during which they are incurred.

  Other Assets

     Other assets include purchased loan servicing rights, premiums paid on interest rate caps, and prepaid assets. The Bank services loans totaling $245.0 million as of December 31, 1998, which underlie these servicing rights. The cost of the loan servicing rights is amortized in proportion to, and over the period of, the estimated net servicing income. For the period ending December 31, 1998, amortization expense of loan servicing rights was $925,000. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on mortgage product types. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value in aggregate. As of December 31, 1998, the amortized cost and fair value of the loan servicing rights were $2.4 million. No valuation allowance was recognized at December 31, 1998. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"), as amended by Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 -- An Amendment of FASB Statement No. 125 ("SFAS 127"). The implementation of SFAS 125 did not have a material impact on the Company's financial position.

  Federal Home Loan Bank Stock

     The Federal Home Loan Bank ("FHLB") stock is carried at its amortized cost of $25.2 and $10.0 million as of December 31, 1998 and 1997, respectively.

  Advertising Costs

     The Company's policy is to expense advertising costs when incurred. For the years ended December 31, 1998, 1997, and 1996, the Company incurred advertising expense of $4.6 million, $606,000, and $93,000, respectively.

  Effects of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective for fiscal years beginning after December 15, 1997. This statement requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. The Company adopted SFAS No. 130 effective January 1, 1998. As a result, comprehensive income for the periods ending December 31, 1998 and 1997 is reported in the Consolidated Statement of Operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information("SFAS No. 131"), effective for fiscal years beginning after December 15, 1997. This statement requires entities to disclose selected information regarding "reportable segments," which are defined as material operating segments, and certain enterprise-wide information in quarterly and annual reports. Segment disclosures are unnecessary, because only one operating segment meets the materiality test to be considered a reportable segment. As of December 31, 1998, the Bank, considered one segment, accounted for approximately 97.5% of the Company's combined total assets and approximately 96.0% of the Company's combined 1998 revenues. As of December 31, 1998, the Company's other operating segment, TCM, was not sufficiently material to be considered a reportable segment, as defined by SFAS No. 131. In 1998, the Company did not earn significant revenue from foreign sources and did not hold a material amount of long-lived assets in foreign countries. Additionally, the Company does not rely on any one source for a significant portion of its revenue.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, although a company may implement the statement as of the beginning of any fiscal quarter after issuance, that is, fiscal quarters beginning June 16, 1998 and after. SFAS 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998. We plan to adopt SFAS 133 as of January 1, 2000 but have not yet quantified the impact of adopting SFAS 133 on our financial statements. However, the statement could increase volatility in earnings and other comprehensive income.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Cost of Start-up Activities("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. The statement requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion Number 20, Accounting Changes. As of December 31, 1998, the Company carries on its books approximately $740,000 of capitalized start-up costs, relating primarily to the establishment of TBIS. The Company intends to implement SOP 8-5 on January 1, 1999, and, as a result, will recognize this amount, net of tax, as an expense classified as the cumulative effect of a change in accounting principle.

  Reclassifications

     Certain reclassifications of the 1997 and 1996 financial statements have been made to conform to the 1998 presentation.

3.  BUSINESS ACQUISITIONS

     Effective August 10, 1998, the Company acquired Direct Financial Corporation ("DFC"), a regional savings and loan holding company, and its wholly owned subsidiary, Premium Bank F.S.B., a federal savings bank ("Premium Bank"), in a merger transaction for approximately $22.3 million in cash (the "DFC Acquisition"). This transaction has been accounted for under the purchase method of accounting. The Company recorded the excess of the purchase price over the estimated fair value of the net tangible assets acquired, as well as the direct costs of the DFC Acquisition, as goodwill. The Company plans to amortize goodwill over a period of 15 years using the straight-line method. At December 31, 1998, goodwill totaled $17.5 million, net of accumulated amortization of $584,000. Operating results of DFC have been included with those of the Company from the closing date.

     The following pro forma combined financial information presents the historical results of operations of the Company and DFC for the years ended December 31, 1997 and 1998, with pro forma adjustments as if DFC had been acquired as of the beginning of the periods presented. The pro forma information presented is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the date indicated, or of future results of operations.

                                                                1998           1997
                                                              --------        -------
                                                                    (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Interest income.............................................  $113,394        $82,450
Interest expense............................................    91,502         64,344
                                                              --------        -------
  Net interest income.......................................    21,892         18,106
Provision for loan losses...................................     1,106          1,377
Non-interest income.........................................     7,671          4,533
Non-interest expense:
  Selling, general and administrative expenses..............    24,807         12,510
  Other non-interest expense................................     2,907          2,473
                                                              --------        -------
Income before income tax, minority interest and preferred
  dividend..................................................       743          6,279
Income tax expense..........................................       625          2,128
Minority interest...........................................     1,362            394
                                                              --------        -------
Net income from continuing operations before nonrecurring
  charges directly attributable to the transaction and
  preferred dividend........................................  $ (1,244)       $ 3,757
Preferred dividend..........................................     2,112            546
                                                              --------        -------
Net income available to common stockholders.................  $ (3,356)       $ 3,211
                                                              ========        =======
Other comprehensive income..................................      (861)           708
                                                              --------        -------
Comprehensive income........................................  $ (4,217)       $ 3,919
                                                              ========        =======
Earnings per share:
  Basic.....................................................  $  (0.43)       $  0.73
  Diluted...................................................  $  (0.43)(a)    $  0.51

---------------
(a) The impact of the Company's outstanding options, warrants, and convertible preferred stock is antidilutive for the year ended December 31, 1998.

     In April 1998, the Company purchased and assumed substantially all of the assets and liabilities of MET Holdings Corporation ("MET") in accordance with the Amended and Restated Acquisition Agreement between MET and the Company (the "Agreement"), dated as of March 17, 1998. Thereafter, MET dissolved. Pursuant to the Agreement, MET sold substantially all of its assets, including 2,866,162 shares of Common Stock owned by MET, and assigned substantially all of its liabilities to the Company in exchange for 2,876,162 shares of Common Stock, which shares were distributed to the shareholders of MET upon MET's dissolution. The Company accounted for this transaction under the purchase method of accounting and recorded the excess of the purchase price over the estimated fair value of the net tangible assets acquired as goodwill. Goodwill from this transaction totaled $275,000 at December 31, 1998, net of accumulated amortization of $12,000. The Company amortizes this goodwill using the straight-line method over a period of 15 years.

4.  CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1998 and 1997, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                             FOR CAPITAL               TO BE WELL
                                                              ADEQUACY              CAPITALIZED UNDER
                                           ACTUAL             PURPOSES:             PROMPT CORRECTIVE
                                      ----------------   -------------------       ACTION PROVISIONS:
                                       AMOUNT    RATIO     AMOUNT      RATIO   ---------------------------
                                      --------   -----   -----------   -----         AMOUNT         RATIO
                                                                                     ------         -----
AS OF DECEMBER 31, 1998:
Core Capital (to adjusted tangible
  assets)...........................  $122,871    5.57%   > $88,310     >4.0%      > $110,388         >5.0%
Tangible Capital (to tangible
  assets)...........................  $122,871    5.57%   > $33,116     >1.5%             N/A          N/A
Tier I Capital (to risk weighted
  assets)...........................  $122,871   12.90%         N/A      N/A       > $ 57,157         >6.0%
Total Capital (to risk weighted
  assets)...........................  $127,179   13.35%   > $76,210     >8.0%      > $ 95,262        >10.0%

AS OF DECEMBER 31, 1997:
Core Capital (to adjusted tangible
  assets)...........................  $ 52,617    5.06%   > $41,606     >4.0%       > $52,008         >5.0%
Tangible Capital (to tangible
  assets)...........................  $ 52,608    5.06%   > $15,602     >1.5%             N/A          N/A
Tier I Capital (to risk weighted
  asset)............................  $ 52,617   11.25%         N/A      N/A        > $28,057         >6.0%
Total Capital (to risk weighted
  assets)...........................  $ 55,701   11.91%   > $37,409     >8.0%       > $46,761        >10.0%

5.  INVESTMENT SECURITIES

     The cost basis and estimated fair values of available-for-sale investment securities other than mortgage-backed securities at December 31, 1998 and 1997, by contractual maturity, are shown below (in thousands):

                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED     ESTIMATED
                                             COST         GAINS         LOSSES      FAIR VALUES
                                           ---------    ----------    ----------    -----------
1998:
Due within one year:
  Municipal bonds........................  $    145       $   --       $    --       $    145
Due within one to five years:
  Agency notes...........................    13,282          778            --         14,060
  Municipal bonds........................       835            1            --            836
  Asset backed...........................       758           16            --            774
  Certificate of deposit.................       499           --            --            499
Due within five to ten years:
  Corporate debt.........................     4,981          307            --          5,288
  Municipal bonds........................       980            9            --            989
  Other investments......................       500           --          (132)           368
Due after ten years:
  Corporate debt.........................   149,552          734        (2,369)       147,917
  Equities...............................    13,937          457           (12)        14,382
  Municipal bonds........................    13,790          268            --         14,058
  Agency notes...........................    13,379          553            --         13,932
  Asset backed...........................       337            8            --            345
  Other investments......................     6,815            1           (51)         6,765
                                           --------       ------       -------       --------
                                           $219,790       $3,132       $(2,564)      $220,358
                                           ========       ======       =======       ========
1997:
Due within one year:
  Agency notes...........................  $    539       $   --       $    --       $    539
  Other investments......................       323            1            --            324
Due within one to five years:
  Municipal bonds........................       565           12            --            577
  Other investments......................    25,038           16            --         25,054
  Certificates of deposit................       499           --            --            499
Due within five to ten years:
  Corporate debt.........................     7,433          242            --          7,675
  Municipal bonds........................     3,562          130            --          3,692
  Other investments......................       175           --            --            175
Due after ten years:
  Agency notes...........................    21,608          398           (40)        21,966
  Equities...............................    15,038          436           (50)        15,424
  Corporate debt.........................    11,103          797            --         11,900
  Municipal bonds........................     3,200          212            --          3,412
                                           --------       ------       -------       --------
                                           $ 89,083       $2,244       $   (90)      $ 91,237
                                           ========       ======       =======       ========

     The proceeds from sale and gross realized gains and losses on investment securities available for sale that were sold in 1998 were $85.7 million, $1.3 million, and $8,000, respectively. The proceeds from sale and gross realized gains and losses on investment securities available for sale that were sold in 1997 were $25.9 million,

$423,000, and $34,000, respectively. The proceeds from sale and gross realized gains and losses on investment securities available for sale that were sold in 1996 were $25.1 million, $311,000, and $153,000, respectively.

6.  MORTGAGE-BACKED AND RELATED SECURITIES

     Mortgage-backed and related securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. The Company has also invested in collateralized mortgage obligations ("CMOs"), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The Company's CMOs are senior tranches collateralized by federal agency securities or whole loans. The fair value of mortgage-backed and related securities fluctuates according to current interest rate conditions and prepayments. Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics, and other information.

     The amortized cost basis and estimated fair values of mortgage-backed securities available-for-sale at December 31, 1998 and 1997, by contractual maturity, are shown as follows (in thousands):

                                                        GROSS         GROSS
                                        AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                                           COST         GAINS         LOSSES      FAIR VALUES
                                        ----------    ----------    ----------    -----------
1998:
Due within one year:
  Private issuer......................  $      391      $   12       $    --      $      403
Due within one to five years:
  Private issuer......................       2,971          --           (10)          2,961
Due within five to ten years:
  Agencies............................         109          --            (1)            108
  Collateralized mortgage
     obligations......................       4,110          25            --           4,135
  Private issuer......................       8,560         389           (82)          8,867
Due after ten years:
  Agencies............................      11,154          48            (4)         11,198
  Private Issuer......................     107,159       2,790          (335)        109,614
  Collateralized mortgage
     obligations......................     875,209       1,650        (1,982)        874,877
                                        ----------      ------       -------      ----------
                                        $1,009,663      $4,914       $(2,414)     $1,012,163
                                        ==========      ======       =======      ==========
1997:
Due within one year:
  Agencies............................  $      939      $   --       $    --      $      939
Due within one to five years:
  Agencies............................         627           2            (6)            623
  Private issuer......................       2,643          --           (22)          2,621
Due within five to ten years:
  Private issuer......................       5,982          39            --           6,021
Due after ten years:
  Agencies............................      23,907         124           (27)         24,004
  Private Issuer......................     143,889       2,971        (1,443)        145,417
  Collateralized mortgage
     obligations......................     139,663         536          (621)        139,578
                                        ----------      ------       -------      ----------
                                        $  317,650      $3,672       $(2,119)     $  319,203
                                        ==========      ======       =======      ==========

     The Company pledged $439.0 million and $104.7 million of private issuer mortgage-backed securities as collateral for repurchase agreements at December 31, 1998 and 1997, respectively. The proceeds from sale and gross realized gains and losses on mortgage-backed securities available for sale that were sold in 1998 were $294.8 million, $2.4 million, and $113,000, respectively. The proceeds from sale and gross realized gains and losses on mortgage-backed securities available for sale that were sold in 1997 were $112.4 million, $845,000, and $253,000, respectively. The proceeds from sale and realized gains and losses on mortgage-backed securities available for sale that were sold in 1996 were $185.2 million, $1.4 million, and $707,000.

7.  LOANS RECEIVABLE

     Loans receivable at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                1998        1997
                                                              --------    --------
First mortgage loans (principally conventional):
  Secured by one- to four-family residences.................  $897,168    $547,757
  Secured by commercial real estate.........................     8,916       3,033
  Secured by mixed-use property.............................       929         856
  Secured by five or more dwelling units....................     3,224       1,447
  Secured by land...........................................       316         463
                                                              --------    --------
Total first mortgage loans..................................   910,553     553,556
Other loans:
  Home equity and second mortgage loans.....................     5,895         564
  Other.....................................................     3,312         305
                                                              --------    --------
Total loans.................................................   919,760     554,425
Less:
  Net deferred loan origination fees........................       (13)        (34)
  Unamortized discounts, net................................    (9,989)     (9,938)
  Other.....................................................      (138)       (155)
                                                              --------    --------
                                                               909,620     544,298
Less: allowance for loan losses.............................    (4,766)     (3,594)
                                                              --------    --------
Net loans receivable........................................  $904,854    $540,704
                                                              ========    ========

     The mortgage loans are located primarily in California, New Jersey, and New York according to the following percentages 24.8%, 10.4%, and 8.0%, respectively. As of December 31, 1998, the mortgage loan portfolio consisted of variable rate loans of $436.3 million, or 47.6%, and fixed rate loans of $480.1 million, or 52.4%. The weighted average maturity of mortgage loans secured by one- to four-family residences is 291 months as of December 31, 1998. The unpaid principal balance of mortgage loans owned by the Company but serviced by other companies was $904.9 million and $301.5 million at December 31, 1998 and 1997, respectively. Loans past due ninety days or more, and therefore on non-accrual status at December 31, 1998 and 1997, are summarized as follows (in thousands):

                                                               1998      1997
                                                              ------    -------
First mortgage loans:
  Secured by one- to four-family residences.................  $7,727    $10,802
  Secured by commercial real estate.........................     372        635
Home equity and second mortgage loans.......................     255         --
Other.......................................................     521         --
                                                              ------    -------
          Total.............................................  $8,875    $11,437
                                                              ======    =======

     The interest accrual balance for each loan that enters non-accrual is reversed from income. If all non-performing loans had been performing during 1998, 1997, and 1996, the Bank would have recorded $597,000, $739,000 and
$789,000, respectively, in additional interest income. There were no commitments to lend additional funds to these borrowers as of December 31, 1998 and 1997.

     Activity in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996 is summarized as follows (in thousands):

                                                            1998      1997      1996
                                                           ------    ------    ------
Balance, beginning of the year...........................  $3,594    $2,957    $2,311
Provision for loan losses................................     905       921       919
Loan loss allowance acquired in merger with DFC..........     724        --        --
Charge-offs, net.........................................    (457)     (284)     (273)
                                                           ------    ------    ------
Balance, end of year.....................................  $4,766    $3,594    $2,957
                                                           ======    ======    ======

     According to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The term "all amounts due" includes both the contractual interest and principal payments of a loan as scheduled in the loan agreement. The Company has determined that once a loan becomes 90 or more days past due, collection of all amounts due is no longer probable and is therefore considered impaired. The amount of impairment is measured based upon the fair value of the underlying collateral and is reflected through the creation of a valuation allowance.

     The table below presents impaired loans as of December 31, 1998 and 1997 (in thousands):

                                                                                    AMOUNT
                                                  TOTAL           AMOUNT OF       OR RECORDED
                                           RECORDED INVESTMENT    SPECIFIC     INVESTMENT NET OF
DESCRIPTION OF LOANS                        IN IMPAIRED LOANS     RESERVES     SPECIFIC RESERVES
--------------------                       -------------------    ---------    -----------------
1998:
Impaired loans:
Commercial real estate...................        $   667           $  351           $  316
One- to four-family......................          7,880            1,095            6,785
Other....................................            776               67              709
                                                 -------           ------           ------
          Total..........................        $ 9,323           $1,513           $7,810
                                                 =======           ======           ======
Restructured loans:
Commercial real estate...................        $    --           $   --           $   --
One- to four-family......................             --               --               --
                                                 -------           ------           ------
          Total..........................        $    --           $   --           $   --
                                                 =======           ======           ======
1997:
Impaired loans:
Commercial real estate...................        $   635           $  248           $  387
One- to four-family......................         10,802            1,760            9,042
                                                 -------           ------           ------
          Total..........................        $11,437           $2,008           $9,429
                                                 =======           ======           ======
Restructured loans:
Commercial real estate...................        $   248           $   --           $  248
One- to four-family......................            177               --              177
                                                 -------           ------           ------
          Total..........................        $   425           $   --           $  425
                                                 =======           ======           ======

     The average recorded investment in impaired loans, as of December 31, 1998, 1997, and 1996 was $1.4 million, $2.3 million and $2.2 million, respectively. The related amount of interest income the Company would recognize as additional interest income for the years ended December 31, 1998, 1997, and 1996 was $597,000, $739,000 and $789,000, respectively. The Company's charge-off policy for impaired loans is consistent with its charge-off policy for other loans; impaired loans are charged-off when, in the opinion of management, all principal and interest due on the impaired loan will not be fully collected. Consistent with the Company's method for non-accrual loans, payments received on impaired loans is recognized as interest income or applied to principal when it is doubtful that full payment will be collected.

8.  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     Real estate acquired through foreclosure at December 31, 1998 and December 31, 1997 was $1.5 million and $681,000, respectively.

9.  LOANS SERVICED FOR OTHERS

     Mortgage loans master serviced by the Bank for others are not included in the accompanying consolidated statements of financial condition because the related loans are not owned by the Company or any of its subsidiaries. The unpaid principal balances of these loans at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                1998        1997
                                                              --------    --------
Mortgage loans underlying pass-through securities:
  Federal Home Loan Mortgage Corporation....................  $106,006    $135,973
  Federal National Mortgage Association.....................   110,162     148,269
                                                              --------    --------
  Subtotal..................................................   216,168     284,242
                                                              --------    --------
Mortgage loan portfolio serviced for:
  Other investors...........................................    28,855      44,702
                                                              --------    --------
          Total.............................................  $245,023    $328,944
                                                              ========    ========

     Custodial escrow balances held in connection with the foregoing loans serviced were approximately $740,000 and $120,000 at December 31, 1998 and 1997, respectively.

     Included in other assets is purchased mortgage servicing rights of $2.4 million and $3.3 million as of December 31, 1998 and 1997, respectively.

10.  DEPOSITS

     The Bank initiates deposits directly with customers through contact on the Internet, the phone, the mail, and walk-in at its headquarters. Deposits at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                           WEIGHTED
                                            AVERAGE
                                            RATE AT
                                          DECEMBER 31          AMOUNT               PERCENT
                                          -----------   ---------------------   ---------------
                                          1998   1997      1998        1997      1998     1997
                                          ----   ----   ----------   --------   ------   ------
Demand accounts, non-interest-bearing...    --%    --%  $    5,605   $    761     0.46%    0.15%
Demand accounts, interest-bearing.......  3.81     --        4,721         --     0.39       --
Money market............................  4.70   5.26      204,551    122,185    16.91    23.39
Passbook savings........................  3.00   3.00          525        665     0.04     0.13
Certificates of deposit.................  5.93   6.24      926,983    398,610    76.65    76.33
Brokered callable certificates of
  deposit...............................  6.16     --       67,085         --     5.55       --
                                                        ----------   --------   ------   ------
          Total.........................                $1,209,470   $522,221   100.00%  100.00%
                                                        ==========   ========   ======   ======

     Certificates of deposit and money market accounts, classified by rates as of December 31, 1998 and 1997 are as follows (in thousands):

AMOUNT                                    1998         1997
------                                 ----------    --------
 0 - 1.99%...........................  $        5    $      5
 2 - 3.99%...........................         424          --
 4 - 5.99%...........................     756,618     231,048
 6 - 7.99%...........................     440,711     289,046
 8 - 9.99%...........................         793         696
10 - 11.99%..........................          44          --
12 - 20%.............................          24          --
                                       ----------    --------
          Total......................  $1,198,619    $520,795
                                       ==========    ========

     At December 31, 1998, scheduled maturities of certificates of deposit and money market accounts are as follows (in thousands):

                              LESS THAN     1-2        2-3       3-4       4-5       5+
                              ONE YEAR     YEARS      YEARS     YEARS     YEARS     YEARS      TOTAL
                              ---------   --------   -------   -------   -------   -------   ----------
 0 - 1.99%..................  $      5    $     --   $    --   $    --   $    --   $    --   $        5
 2 - 3.99%..................       424          --        --        --        --        --          424
 4 - 5.99%..................   642,358      53,613    41,260       940    17,354     1,093      756,618
 6 - 7.99%..................   161,520     110,448    31,567    29,920    37,569    69,687      440,711
 8 - 9.99%..................       469         284        --        40        --        --          793
10 - 11.99%.................        44          --        --        --        --        --           44
12 - 20%....................        24          --        --        --        --        --           24
                              --------    --------   -------   -------   -------   -------   ----------
                              $804,844    $164,345   $72,827   $30,900   $54,923   $70,780   $1,198,619
                              ========    ========   =======   =======   =======   =======   ==========

     The aggregate amount of certificates of deposit with denominations greater than or equal to $100,000 was $197.5 million and $47.5 million at December 31, 1998 and 1997, respectively.

     Interest expense on deposits for the years ended December 31, 1998, 1997, and 1996 is summarized as follows (in thousands):

                                                               1998       1997       1996
                                                              -------    -------    -------
Money market................................................  $ 7,961    $ 6,353    $ 4,740
Passbook savings............................................       16         27         59
Checking....................................................       46         --         --
Certificates of deposit.....................................   36,890     19,578     16,558
Brokered callable certificates of deposit...................    3,638         --         --
                                                              -------    -------    -------
          Total.............................................  $48,551    $25,958    $21,357
                                                              =======    =======    =======

     Accrued interest payable on deposits at December 31, 1998 and 1997 was $3.4 million and $728,000, respectively.

11.  ADVANCES FROM THE FHLB OF ATLANTA

     Advances to the Bank from the FHLB of Atlanta at December 31, 1998 and 1997 were as follows (dollars in thousands):

                                                      WEIGHTED                     WEIGHTED
                                                       AVERAGE                      AVERAGE
                                          1998      INTEREST RATE      1997      INTEREST RATE
                                        --------    -------------    --------    -------------
1998..................................  $     --          --%        $ 71,000        5.61%
1999..................................   466,500        5.19          129,000        5.69
2000..................................     6,000        5.30               --          --
2001..................................        --          --               --          --
                                        --------        ----         --------        ----
     Total............................  $472,500        5.19%        $200,000        5.66%
                                        ========        ====         ========        ====

     All advances are floating rate advances and adjust daily to the Federal Funds Rate or quarterly or semi-annually to the London InterBank Offering Rate ("LIBOR") rate. In 1998 and 1997, the advances were collateralized by a specific lien on mortgage loans in accordance with an "Advances, Specific Collateral Pledge and Security Agreement" with the FHLB of Atlanta, executed September 10, 1980. Under this agreement, the Bank is required to maintain qualified collateral equal to 120 to 160 percent of the Bank's FHLB advances, depending on the collateral type. As of December 31, 1998 and 1997, the Company secured these advances with an assignment of specific mortgage loan collateral from its loan and mortgage-backed security portfolio. These one- to four-family whole first mortgage loans and securities pledged as collateral totaled approximately $647.6 million and $259.9 million at December 31, 1998 and 1997, respectively. The Company is required to be a member of the FHLB System and to maintain an investment in the stock of the FHLB of Atlanta at least equal to the greater of 1 percent of the unpaid principal balance of its residential mortgage loans or 1 percent of 30 percent of its total assets or 1/20 of its outstanding advances from the FHLB.

12.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Information concerning borrowings under fixed and variable rate coupon repurchase agreements is summarized as follows (dollars in thousands):

                                                                1998        1997
                                                              --------    --------
Weighted average balance during the year (calculated on a
  daily basis)..............................................  $259,846    $117,431
Weighted average interest rate during the year (calculated
  on a daily basis).........................................      5.69%       5.76%
Maximum month-end balance during the year...................  $519,078    $279,909
Balance at year-end.........................................  $401,100    $279,909
Mortgage-backed securities underlying the agreements as of
  the end of the year:
  Carrying value, including accrued interest................  $441,323    $295,556
  Estimated market value....................................  $438,955    $295,500

     The securities sold under the repurchase agreements at December 31, 1998 are due in less than one year. The Company enters into sales of securities under agreements to repurchase the same securities. Repurchase agreements are collateralized by fixed and variable rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreement remains in the asset accounts. The securities underlying the agreements are physical and book entry securities and the brokers retain possession of the securities collateralizing the repurchase agreements. If the counterparty in a repurchase agreement were to fail, the Company may incur an accounting loss for the excess collateral posted with the counterparty. As of December 31, 1998, there were no counterparties with which the Company's amount at risk exceeded 10% of the Company's stockholders' equity.

     As of December 31, 1998, the Company carried borrowings of approximately $3.3 million that were secured by a pool of loans owned by the Company. Under the borrowing agreement, which expires in August 1999, the Company may not sell or otherwise transfer the pledged assets.

13.  SUBORDINATED DEBT

     In May and June 1994, the Company issued 15,000 units of subordinated debt at a price of $15.0 million and 2,250 units at a price of $2.3 million, respectively. The units each consist of $1,000 of 11.5% subordinated notes due in 2004 and 20 detachable warrants to purchase two shares each of TeleBanc Common Stock. The notes are subordinated to all senior indebtedness of the Company and may not be redeemed prior to May 1, 1999. The notes are redeemable at the option of the Company after May 1, 1999, at an initial redemption price of 105.75% of the principal amount plus accrued interest with the redemption price declining to 104.60%, 103.45%, 102.30%, and 101.15% annually each year thereafter. Interest is payable semi-annually on May 1 and November 1, commencing November 1, 1994. The indenture, among other things, restricts the ability of the Company under certain circumstances to incur additional indebtedness, limits cash dividends and other capital distributions by the Company, requires the maintenance of a reserve equal to 100% of the Company's annual interest expense on all indebtedness, restricts disposition of the Bank or its assets, and limits transactions with affiliates. The annual interest expense to service the subordinated debt is $2.0 million. The total value of the 690,000 warrants was $948,750, which resulted in an original issue discount on the subordinated debt in the amount of $899,288. The original issue discount is amortized on a level yield basis over the life of the debt. The warrants became transferable on November 27, 1994 and are exercisable on or after May 27, 1995. The exercise price of each warrant is $3.8281.

     On February 28, 1997, the Company sold $29.9 million of units in the form of 4% convertible preferred stock and 9.5% senior subordinated notes and warrants to investment partnerships managed by Conning & Co., CIBC Wood Gundy Argosy Merchant Fund 2, LLC, General American Life Insurance Company, The Progressive Corporation, and The Northwestern Mutual Life Insurance Company. Upon the sale of the units, representatives from the Conning partnerships and the CIBC Merchant Fund were appointed to the Company's Board. The units consist of $13.7 million in 9.5% senior subordinated notes with 396,176 detachable warrants, $16.2 million in 4.0% convertible preferred stock, par value $0.01 (the "Preferred Stock"), and rights to 411,126 contingent warrants. The senior subordinated notes, which are subordinated to all senior indebtedness of the Company, are due on March 31, 2004 and stipulate increases over time in interest rates subsequent to March 31, 2002 from 9.5% up to 15.25%. The warrants, each of which entitles the bearer to purchase two shares of Common Stock, are exercisable at $4.75 with an expiration date of February 28, 2005. The Preferred Stock, which consisted of Series A Voting Convertible Preferred Stock, Series B Nonvoting Convertible Preferred Stock, and Series C Nonvoting Convertible Preferred Stock, converted to 2,399,479 shares of Common Stock upon consummation of the Company's Equity Offering on July 28, 1998. The contingent warrants, each of which entitles the bearer to purchase two shares of Common Stock, may be exercised upon a change of control or at any time after February 19, 2002 ("Exercise Event"). If the Company's annual internal rate of return is less than 25% at the time of an Exercise Event, unit holders may exercise the contingent warrants for $0.005 until an internal rate of return of 25% is reached. The annual interest expense to service the senior subordinated notes is $1.3 million. The Company paid $2.1 million and $546,000 in dividends on the preferred stock in 1998 and 1997, respectively.

14.  TRUST PREFERRED SECURITIES

     In June 1997, the Company formed TCT I, which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10,000,000 in a private placement. TCT I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the Company. The trust preferred securities, which are subordinated to the 11.5% subordinated notes and the 9.5% subordinated notes, mature in 2027 and have an annual dividend rate of 11.0%, or $1.1 million, payable semi-annually, beginning in December 1997. The net proceeds were used for general corporate purposes, including to fund Bank operations and the creation and expansion of its financial service and product operations.

     In July 1998, the Company formed TCT II, a business trust formed solely for the purpose of issuing capital securities. TCT II sold, at par, 1,100,000 shares of Beneficial Unsecured Securities, Series A, (the "BLUS(SM)"), with a liquidation amount of $25, for a total of $27.5 million and invested the net proceeds in the Company's 9.0% Junior Subordinated Deferrable Interest Debentures, Series A. The BLUS(SM), which are subordinated to the 11.5% subordinated notes and the 9.5% subordinated notes, mature in 2028 and have an annual dividend rate of 9.0%, payable quarterly, beginning in September 1998. The net proceeds were used for general corporate purposes, which include funding the Company's continued growth and augmenting working capital.

15.  STOCKHOLDERS' EQUITY

     As of December 31, 1998, the authorized capital stock of the Company consisted of 29.5 million shares of Common Stock and 500,000 shares of Preferred Stock. In July and August 1998, the Company sold 5,175,000 shares of Common Stock to the public at an offering price of $14.50 (the "Equity Offering"). Simultaneously, pursuant to a conversion agreement dated May 15, 1998, the Company's 29,900 outstanding shares of Preferred Stock converted to 2,399,479 shares of Common Stock, upon consummation of the Equity Offering on July 28, 1998. In addition, upon the conversion, the Company issued a special dividend in the amount of 119,975 shares of Common Stock to the holders of the Preferred Stock.

16.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), effective December 15, 1997. This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock.

     Basic earnings per common share, as required by SFAS 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share for the years ended December 31, 1998, 1997, and 1996 were determined on the assumptions that the dilutive options and warrants were exercised upon issuance. The options and warrants are deemed to be dilutive if
(a) the average market price of the related common stock for a period exceeds the exercise price or (b) the security to be tendered is selling at a price below that at which it may be tendered under the option or warrant agreement and the resulting discount is sufficient to establish an effective exercise price below the market price of the common stock obtainable upon exercise. The Company's year to date weighted average number of common shares outstanding was 7,840,214 at December 31, 1998, 4,382,910 at December 31, 1997 and 4,099,000 at
December 31, 1996. For diluted earnings per share computation, weighted average shares outstanding also include potentially dilutive securities.

                                EPS CALCULATION

                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                                   -------------------------------------
                                                   INCOME     SHARES    PER SHARE AMOUNT
                                                   -------    ------    ----------------
Net income.......................................  $ 1,375
Less: preferred stock dividends..................   (2,112)
                                                   -------
Basic earnings per share
Income available to common shareholders..........  $  (737)    7,840         $(0.09)
                                                   =======    ======         ======
Options issued to management.....................       --       866
Warrants.........................................       --       757
Convertible preferred stock......................    2,112     1,368
                                                   -------    ------
Diluted earnings per share.......................  $ 1,375    10,831         $(0.09)(a)
                                                   =======    ======         ======

                                                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                                     ------------------------------------
                                                     INCOME    SHARES    PER SHARE AMOUNT
                                                     ------    ------    ----------------
Net income.........................................  $4,217
Less: preferred stock dividends....................    (546)
                                                     ------
Basic earnings per share
Income available to common shareholders............  $3,671    4,383          $0.84
                                                     ======    =====          =====
Options issued to management.......................      --      510
Warrants...........................................      --      501
Convertible preferred stock........................     546    2,017
                                                     ------    -----
Diluted earnings per share.........................  $4,217    7,411          $0.57
                                                     ======    =====          =====

                                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                                     ------------------------------------
                                                     INCOME    SHARES    PER SHARE AMOUNT
                                                     ------    ------    ----------------
Basic earnings per share
Net income.........................................  $2,552    4,099          $0.62
                                                     ======    =====          =====
Options issued to management.......................      --      182
Warrants...........................................      --      125
Diluted earnings per share.........................  $2,552    4,406          $0.58
                                                     ======    =====          =====

---------------
(a) The impact of the Company's outstanding options, warrants, and convertible preferred stock is antidilutive for the year ended December 31, 1998.

17.  INCOME TAXES

     Income tax expense for the years ended December 31, 1998, 1997, and 1996 is summarized as follows (in thousands):

                                                            1998      1997      1996
                                                           ------    ------    ------
Current: Federal.........................................  $1,706    $1,881    $1,194
  State..................................................     164       221       225
                                                           ------    ------    ------
                                                            1,870     2,102     1,419
Deferred: Federal........................................    (196)     (398)      (78)
  State..................................................     (25)      (47)     (146)
                                                           ------    ------    ------
                                                             (221)     (445)     (224)
Total: Federal...........................................   1,510     1,483     1,116
  State..................................................     139       174        79
                                                           ------    ------    ------
                                                           $1,649    $1,657    $1,195
                                                           ======    ======    ======

     A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
Federal income tax at statutory rate........................  34.0%   34.0%   34.0%
State taxes, net of federal benefit.........................   4.2     4.2     4.2
Municipal bond interest, net of disallowed interest
  expense...................................................  (4.7)   (5.8)   (3.6)
Amortization of goodwill....................................   9.8      --      --
Other.......................................................  (5.7)   (6.0)   (2.7)
                                                              ----    ----    ----
                                                              37.6%   26.4%   31.9%
                                                              ====    ====    ====

     Deferred income taxes result from temporary differences in the recognition of income and expense for tax versus financial reporting purposes. The sources of these temporary differences and the related tax effects for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                               1998       1997
                                                              -------    -------
DEFERRED TAX LIABILITIES:
  Purchase accounting premium...............................  $    --    $   (75)
  Depreciation..............................................     (185)       (44)
  Tax reserve in excess of base year........................     (101)      (134)
  Tax effect of securities available-for-sale adjustment to
     fair value (notes 5 and 6).............................   (1,181)      (722)
  FHLB stock dividends......................................     (129)      (129)
  Other.....................................................      (23)       (89)
                                                              -------    -------
          Total.............................................   (1,619)    (1,193)
DEFERRED TAX ASSETS:
  Reserves for loan losses..................................    1,875      1,293
  Acquisition of DFC........................................    2,770         --
  Other.....................................................       12         80
                                                              -------    -------
          Total.............................................    4,657      1,373
                                                              -------    -------
  Net deferred tax asset (liability)........................  $ 3,038    $   180
                                                              =======    =======

18.  FINANCIAL INSTRUMENTS

     The Company is party to a variety of interest rate caps, floors, swaps and futures to manage interest rate exposure. The Company enters into interest rate swap agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The effect of these agreements is to lengthen short-term variable liabilities into longer-term fixed-rate liabilities or to shorten long-term fixed rate assets into short-term variable rate assets. The interest rate swaps are specifically designated to specific liabilities or, to a lesser extent, assets at their acquisition. The net payments of these agreements are charged to interest expense or interest income, depending on whether the agreement is designated to hedge a liability or an asset.

     Interest rate swap agreements for the years ended December 31, 1998 and 1997 are summarized as follows (dollars in thousands):

                                                       1998            1997
                                                     --------        --------
Weighted average fixed rate payments...............      6.04%           6.15%
Weighted average original term.....................       4.2yrs          4.6yrs
Weighted average variable rate obligation..........      5.43%           5.81%
Notional amount....................................  $355,000        $205,000

     The counterparties to the interest rate swap agreements described above are Goldman Sachs, Merrill Lynch, NationsBank, Nomura, and Salomon Brothers. As of December 31, 1998, the Company had no credit risk associated with any of the aforementioned counterparties. The interest rate swap agreements described above required the Company to post cash of approximately $9.8 million as collateral.

     The Company enters into interest rate cap agreements to hedge outstanding mortgage loans, mortgage-backed securities, FHLB advances and repurchase agreements. Under the terms of the interest rate cap agreements, the Company generally would receive an amount equal to the difference between 3 month LIBOR or 6 month LIBOR and the cap's strike rate, multiplied by the notional amount. Premiums paid for the caps are amortized into expense based on the term of the cap. The interest rate cap agreements are summarized as follows (dollars in thousands):

                                           EFFECTIVE       NOTIONAL       MATURITY
                                              DATE         BALANCE          DATE
                                         --------------    --------    --------------
Cap Strike Rate
  4%...................................  July 1992         $ 10,000    July 1999
  4.4%.................................  September 1998    $250,000    November 2000
  4.4%.................................  September 1998    $400,000    October 2000
  5%...................................  September 1998    $300,000    October 2000
  5.5%.................................  September 1998    $150,000    September 2000
  5.5%.................................  September 1998    $150,000    September 1999
  6%...................................  September 1998    $150,000    September 2000
  6%...................................  September 1998    $150,000    September 1999
  6%...................................  October 1996      $ 20,000    October 1999
  6.1%.................................  December 1998     $225,000    December 1999
  6.1%.................................  December 1998     $225,000    December 1999
  6.5%.................................  August 1998       $ 50,000    August 2003
  7%...................................  January 1997      $ 10,000    January 2002
  7.5%.................................  July 1997         $ 25,000    July 1999
  8%...................................  July 1997         $ 25,000    July 2000
  8%...................................  June 1997         $ 25,000    June 2000
  10%..................................  April 1995        $ 10,000    January 2002

     The counterparties to the interest rate cap agreements described above are Goldman Sachs, Lehman Brothers, Merrill Lynch, NationsBank, Nomura, Salomon Brothers, and UBS. As of December 31, 1998, the associated credit risk with the aforementioned counterparties was $3.6 million, $366,000, $68,000, $1.8 million, $11,000, $203,000, and $353,000, respectively. The credit risk is attributable to the unamortized cap premium and any amounts due from the counterparty as of December 31, 1998.

     As of December 31, 1998, the Company was party to four interest rate caps and one interest rate floor that were not designated as hedges. Realized and unrealized gains and losses on these instruments have been recognized in the income statement as gain or loss on trading securities. The following table summarizes the Company's interest rate cap and floor agreements that were not designated as hedges as of December 31, 1998 (dollars in thousands):

                                           EFFECTIVE     NOTIONAL    MATURITY
                                             DATE        BALANCE       DATE
                                          -----------    --------    --------
Cap Strike Rate
  7%....................................  May 1998       $50,000     May 2001
  7.25%.................................  May 1998       $50,000     May 2001
  7.5%..................................  May 1998       $25,000     May 2002
  7.75%.................................  August 1998    $25,000     May 2003
Floor Strike Rate
  5.00%.................................  August 1998    $25,000     May 2001

     The counterparties to the interest rate cap and floor agreements described above are Lehman Brothers and Salomon Brothers. As of December 31, 1998, the associated credit risk with the aforementioned counterparties was $152,000 and $205,000, respectively. The total amortization expense for premiums on all interest rate caps and floors was $1.6 million, $777,000 and $638,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

19.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The fair value information for financial instruments that is provided below is based on the requirements of Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments ("SFAS No. 107") and does not represent the aggregate net fair value of the Bank. Much of the information used to determine fair value is subjective and judgmental in nature. Therefore, fair value estimates, especially for less marketable securities, may vary. In addition, the amounts actually realized or paid upon settlement or maturity could be significantly different. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is reasonable to estimate that value:

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

          INTEREST RATE CAPS -- Fair value is based on quotes received from third parties.

          LOANS RECEIVABLE -- For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of certain other types of loans is estimated using quoted market prices for securities backed by similar loans. The fair value for loans that could not be reasonably established using the previous two methods was estimated by discounting future cash flows using current rates for similar loans. Management adjusts the discount rate to reflect the individual characteristics of the loan, such as credit risk, coupon, term, payment characteristics, and the liquidity of the secondary market for these types of loans.

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

     The fair value of financial instruments as of December 31, 1998 and 1997 is as follows (in thousands):

                                                  1998          1998         1997        1997
                                                CARRYING        FAIR       CARRYING      FAIR
                                                 VALUE         VALUE        VALUE       VALUE
                                               ----------    ----------    --------    --------
ASSETS:
  Cash and cash equivalents..................  $   26,282    $   26,282    $ 92,156    $ 92,156
  Investment securities available-for-sale...     220,358       220,358      91,237      91,237
  Mortgage-backed securities
     available-for-sale......................   1,012,163     1,012,163     319,203     319,203
  Loans receivable...........................     904,854       935,167     540,704     562,270
  Trading....................................      29,584        29,584      21,110      21,110
  Caps.......................................       6,213         8,363       1,386         477

LIABILITIES:
  Retail deposits............................  $1,142,385    $1,088,921    $522,221    $524,022
  Brokered callable certificates of
     deposit.................................      67,085        66,360          --          --
  Advances from the FHLB Atlanta.............     472,500       472,500     200,000     200,000
  Securities sold under agreements to
     repurchase..............................     404,435       404,435     279,909     279,909
  Subordinated debt, net.....................      29,855        30,810      29,614      30,953
  Trust preferred............................      35,385        35,385       9,572      10,000
  Off-balance sheet instruments..............          --        (8,648)         --      (1,818)
  Commitments to purchase loans..............          --           298          --          --

20.  DISTRIBUTIONS

     The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 1998, approximately $21.3 million of retained earnings was available for dividend declaration.

21.  EMPLOYEE STOCK OWNERSHIP PLAN

     The Company sponsors an Employee Stock Ownership Plan ("ESOP"). All employees of the Company who meet limited qualifications participate in the ESOP. Under the ESOP, the Company contributes to a separate trust fund maintained exclusively for the benefit of those employees who have become participants. The ESOP has borrowed from the Company and used the proceeds to acquire Company stock. The ESOP shares initially were pledged as collateral for its debt to the Company. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. As of December 31, 1998 and 1997, the ESOP owned 419,095 and 261,094 shares, respectively, of the Company's stock, with approximately 223,000 and 196,536 shares allocated, respectively. As of December 31, 1998 and 1997, the fair value of unearned shares held by the ESOP was $6.7 million and $254,000, respectively. Compensation expense was $391,000, $247,000 and $224,000 for the years ended December 31, 1998, 1997, and
1996, respectively.

22.  STOCK BASED COMPENSATION

     In 1998, the Company authorized and issued 959,710 options to directors, officers and employees to purchase 959,710 shares of TeleBanc Common Stock at prices ranging from $9.75 to $14.50. In 1997, directors, officers and employees were issued 698,402 options to purchase 698,402 shares of TeleBanc Common Stock at prices ranging from $1.33 to $6.75. As of December 31, 1998 and 1997, 904,797 and 598,248 of the options outstanding, respectively, were vested at exercise prices ranging from $1.33 to $14.50. The maximum term for the outstanding options is 10 years. At the discretion of management, options are assigned a vesting period of five years, with 20% of options vesting at the end of each year, or four years, with 20% of options vesting on the grant date and the remaining 80% vesting ratably over the 4 years. As of December 31, 1998, the total number of authorized options was 2,737,996. The options' exercise price was the market value of the stock at the date of issuance.

                                                       1998                   1997                   1996
                                                -------------------    -------------------    -------------------
                                                           WEIGHTED               WEIGHTED               WEIGHTED
                                                             AVG.                   AVG.                   AVG.
                                                SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
OPTIONS                                         (000'S)     PRICE      (000'S)     PRICE      (000'S)     PRICE
-------                                         -------    --------    -------    --------    -------    --------
Outstanding at beginning of year..............   1,330      $ 4.86        704      $3.45         542      $3.26
Granted.......................................     960      $12.53        698      $6.26         162      $4.09
Exercised.....................................      46      $ 5.93         34      $3.26          --         --
Forfeited.....................................     106      $ 7.34         38      $5.70          --         --
Expired.......................................      --      $   --         --      $  --          --      $  --
                                                 -----                  -----                  -----
Outstanding at end of year....................   2,138      $ 8.20      1,330      $4.86         704      $3.45
                                                 =====                  =====                  =====
Options exercisable at year-end...............     905      $ 5.84        598      $4.03         360      $3.45
                                                 =====                  =====                  =====
Weighted avg. fair value of options granted
  during the year.............................              $ 4.81                 $1.75                  $1.31

     The following table summarizes information about fixed options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING (000'S)          OPTIONS EXERCISABLE (000'S)
                                      --------------------------------------    ---------------------------
                                                      WEIGHTED
                                                        AVG.
                                                      REMAINING     WEIGHTED                      WEIGHTED
                                                     CONTRACTUAL      AVG.                          AVG.
RANGE OF                                NUMBER          LIFE        EXERCISE       NUMBER         EXERCISE
EXERCISE PRICES                       OUTSTANDING      (YEARS)       PRICE       EXERCISABLE       PRICE
---------------                       -----------    -----------    --------    -------------    ----------
Less than $5.00.....................     689,862         6.04        $ 3.32          535           $ 3.24
$5.00 -- $7.49......................     513,334         8.15        $ 6.75          189           $ 6.75
$7.50 -- $9.99......................     373,000         9.07        $ 9.75           71           $ 9.75
$10.00 -- $12.49....................          --           --            --           --               --
$12.50 -- $14.99....................     561,710         9.81        $14.50          110           $14.50
                                      ----------                                     ---
Less than $5.00 -- $14.99...........   2,137,906         8.07        $ 8.20          905           $ 5.84
                                      ==========                                     ===

     Because the method of accounting required by SFAS No. 123 has not been applied to options granted prior to January 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for grants; risk-free interest rates of 4.71 percent, 5.08 percent and 5.25 percent for 1998, 1997, and 1996, respectively; expected life of 5 years in 1998 and 10 years in 1997 and 1996 for all options granted; expected volatility of 81.6 percent, 25.0 percent and 23 percent for 1998, 1997, and 1996, respectively.

     The Company accounts for this plan under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                                            12/31/98      12/31/97      12/31/96
                                           ----------    ----------    ----------
Net income (loss):
  As reported............................   $  (737)       $3,671        $2,552
  Pro forma..............................   $(2,061)       $2,629        $2,409
Basic earnings per share:
  As reported............................   $ (0.09)       $ 0.84        $ 0.62
  Pro forma..............................   $ (0.26)       $ 0.60        $ 0.59
Diluted earnings per share:
  As reported............................   $ (0.09)       $ 0.57        $ 0.58
  Pro forma..............................   $ (0.26)       $ 0.43        $ 0.55

23.  COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Company are as follows:

     At December 31, 1998, the Company was obligated under three operating leases for office space with original terms ranging from three to ten years. Net rent expense under operating leases was approximately $333,000, $238,000 and $142,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The projected minimum rental payments under the terms of the lease are as follows:

YEARS ENDING
DECEMBER 31,                                                    AMOUNT
------------                                                  ----------
1999........................................................     419,000
2000........................................................     382,000
2001........................................................     294,000
2002........................................................     297,000
2003........................................................     185,000
2004 and thereafter.........................................      95,000
                                                              ----------
                                                              $1,672,000
                                                              ==========

     As of December 31, 1998, the Company had commitments to purchase $53.3 million of mortgage loans.

24.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                       STATEMENTS OF FINANCIAL CONDITION
                                ($ IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS
Cash........................................................  $  4,941    $  5,401
Investment securities available-for-sale....................     2,468       4,186
Mortgage-backed securities available-for-sale...............     3,651      26,219
Loans receivable, net.......................................        --         566
Loan receivable held for sale...............................     2,089       6,367
Trading.....................................................        --      14,011
Equity in net assets of subsidiary..........................   162,859      58,976
Deferred charges............................................     1,291       1,460
Other assets................................................     7,154       4,806
                                                              --------    --------
     Total assets...........................................  $184,453    $121,992
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debt...........................................  $ 68,515    $ 39,614
Securities sold under agreements to repurchase..............        --      33,555
Accrued interest payable....................................       751       1,037
Taxes payable and other liabilities.........................     1,752       1,962
                                                              --------    --------
     Total liabilities......................................    71,018      76,168
                                                              --------    --------
Stockholders' Equity Preferred Stock........................        --      15,281
Common Stock................................................       123          44
Additional Paid in Capital..................................   103,194      16,205
Unearned ESOP Shares........................................    (2,578)         --
Retained earnings...........................................    10,819      11,556
Unrealized gain/loss on securities available-for-sale.......     1,877       2,738
                                                              --------    --------
Total stockholders' equity..................................   113,435      45,824
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $184,453    $121,992
                                                              ========    ========

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                ($ IN THOUSANDS)

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Interest income.............................................  $ 2,777    $ 2,683    $   531
Interest expense............................................    4,311      4,352      2,163
                                                              -------    -------    -------
Net interest loss...........................................   (1,534)    (1,669)    (1,632)
Non interest income.........................................      383         13        133
Total selling, general and administrative expenses..........    3,214      1,288      1,393
Other non-interest expenses.................................      285        195        127
                                                              -------    -------    -------
Net loss before equity in net income of subsidiaries and
  income taxes..............................................   (4,650)    (3,139)    (3,019)
Equity in net income of subsidiaries........................    4,200      5,668      6,716
Income taxes................................................   (1,825)    (1,688)     1,145
Preferred stock dividends...................................    2,112        546         --
                                                              -------    -------    -------
Net income..................................................     (737)     3,671      2,552
Other comprehensive income, net of tax......................     (861)       642        541
                                                              -------    -------    -------
Comprehensive income........................................  $(1,598)   $ 4,313    $ 3,093
                                                              =======    =======    =======

                            STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $  1,375    $  4,217    $   2,552
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Equity in undistributed earnings of subsidiaries........    (4,200)     (5,668)      (4,426)
  Purchases of loans held for sale........................    (2,622)     (6,367)          --
  Proceeds from sales of loans held for sale..............     4,388          --           --
  Proceeds from maturities of and principal payments on
     loans held for sale..................................     2,512          --           --
  Net (increase) in trading securities....................    14,011     (14,011)          --
  (Increase) decrease in other assets.....................    (5,077)     (4,227)        (686)
  Increase in accrued expenses and other liabilities......      (258)      2,223          267
                                                            --------    --------    ---------
Net cash provided by operating activities.................    10,129     (23,833)      (2,293)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in loan to Employee Stock
     Ownership Plan.......................................    (2,578)         --          (65)
  Net increase in loans...................................       566        (261)          --
  Net (increase) decrease in equity investments...........   (97,736)    (19,178)       2,074
  Purchases of available-for-sale securities..............   (25,476)    (92,862)    (100,574)
  Proceeds from sale of available-for-sale securities.....    36,873      80,159       11,103
  Proceeds from maturities of and principal payments on
     available-for-sale securities........................    12,791       1,158       76,910
  Net sales (purchases) of premises and equipment.........       (50)         --          (37)
                                                            --------    --------    ---------
Net cash (used in) provided by investing activities.......   (75,610)    (30,984)     (10,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in securities sold under agreements to
     repurchase...........................................   (33,555)     20,724       12,831
  Increase in subordinated debt...........................    28,901      23,028           --
  Increase in common stock and additional paid in
     capital..............................................    71,787      16,853           --
  Dividends paid on common and preferred stock............    (2,112)       (546)          --
                                                            --------    --------    ---------
Net cash provided by financing activities.................    65,021      60,059       12,831
                                                            --------    --------    ---------
Net increase (decrease) in cash and cash equivalents......      (460)      5,242          (51)
Cash and cash equivalents at beginning of period..........     5,401         159          210
                                                            --------    --------    ---------
Cash and cash equivalents at end of period................  $  4,941    $  5,401    $     159
                                                            ========    ========    =========
SUPPLEMENTAL INFORMATION:
  Interest paid on borrowed funds.........................     4,597       3,734        2,074

     TeleBanc Financial Corporation commenced activities on January 27, 1994, the effective date of its formation as a holding company of the Bank. The Bank paid dividends of $0 and $992,000 to TeleBanc for subordinated interest expense payments for the years ended December 31, 1998 and 1997, respectively.

25.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Condensed quarterly financial data for the years ended December 31, 1998 and 1997 is shown as follows:

                                                                   THREE MONTHS ENDED
                                                 ------------------------------------------------------
                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                   1998         1998          1998             1998
                                                 ---------    --------    -------------    ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income................................   $18,071     $18,581        $27,632         $35,826
Interest expense...............................    14,477      15,276         21,979          28,573
                                                  -------     -------        -------         -------
  Net interest income..........................     3,594       3,305          5,653           7,253
Provision for loan and lease losses............       250          75            300             280
Non-interest income............................     1,947       1,104          1,832           2,681
General and administrative expenses............     3,889       3,441          5,666           6,823
Other non-interest operating expenses..........       315         487            586             871
                                                  -------     -------        -------         -------
  Income before income taxes and minority
    interest...................................     1,087         406            933           1,960
Income tax expense.............................       475          51            389             734
Minority interest in subsidiary................       176         176            439             571
                                                  -------     -------        -------         -------
Net income.....................................       436         179            105             655
Preferred stock dividends......................       162         162          1,788              --
                                                  -------     -------        -------         -------
  Net income available to common
    stockholders...............................       274          17         (1,683)            655
Other comprehensive income.....................       262      (1,109)         8,579          (8,593)
                                                  -------     -------        -------         -------
Comprehensive income...........................   $   536     $(1,092)       $ 6,896         $(7,938)
                                                  =======     =======        =======         =======
Basic earnings per share.......................   $  0.06     $  0.00        $ (0.17)(1)     $  0.05
Diluted earnings per share.....................   $  0.05     $  0.00        $ (0.17)(1)     $  0.05

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1997         1997          1997             1997
                                               ---------    --------    -------------    ------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income..............................   $12,837     $15,275        $14,821         $16,368
Interest expense.............................     9,878      11,865         11,548          12,772
                                                -------     -------        -------         -------
  Net interest income........................     2,959       3,410          3,273           3,596
Provision for loan and lease losses..........       243         308            120             250
Non-interest income..........................       607       1,244          1,084           1,158
General and administrative expenses..........     1,897       2,251          2,078           2,816
Other non-interest operating expenses........       208         202            260             430
                                                -------     -------        -------         -------
  Income before income taxes and minority
     interest................................     1,218       1,893          1,899           1,258
Income tax expense...........................       355         618            709             (25)
Minority interest in subsidiary..............        --          67            285              42
                                                -------     -------        -------         -------
Net income...................................       863       1,208            905           1,241
Preferred stock dividends....................        60         162            162             162
                                                -------     -------        -------         -------
  Net income available to common
     stockholders............................       803       1,046            743           1,079
Other comprehensive income...................    (1,165)      2,443            (24)           (612)
                                                -------     -------        -------         -------
Comprehensive income.........................   $  (362)    $ 3,489        $   719         $   467
                                                =======     =======        =======         =======
Basic earnings per share.....................   $  0.19     $  0.24        $  0.16         $  0.24
Diluted earnings per share...................   $  0.15     $  0.16        $  0.11         $  0.16

---------------
(1) Reflects a $1.7 million nonrecurring, noncash charge related to the additional Preferred Stock dividend payable in Common Stock, based on the fair market value of the Common Stock at the time such dividend was paid. The charge reduced net income available to common stockholders by the same amount and diluted earnings per share in the third quarter of 1998 by $0.18 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table lists the current directors, executive officers and certain key employees of the Company:

NAME                                           AGE                       POSITION
----                                           ---                       --------
David A. Smilow..............................  36     Chairman of the Board of Directors
Mitchell H. Caplan...........................  41     Vice Chairman of the Board of Directors,
                                                        Chief Executive Officer and President
Aileen Lopez Pugh............................  31     Executive Vice President and Chief Financial
                                                      Officer
Laurence P. Greenberg........................  37     Executive Vice President and Chief Marketing
                                                      Officer
Michael Opsahl...............................  36     Executive Vice President and Chief Credit
                                                      Officer
Sang-Hee Yi..................................  35     Executive Vice President and Chief Operating
                                                      Officer
Ross C. Atkinson.............................  31     Executive Vice President and Chief Information
                                                        Officer
Arlen W. Gelbard.............................  41     Executive Vice President and General Counsel
Stephen G. Dervenis..........................  34     Executive Vice President
David R. DeCamp..............................  40     Director
Dean C. Kehler...............................  42     Director
Marcia Myerberg..............................  53     Director
Steven F. Piaker.............................  36     Director
Mark Rollinson...............................  63     Director

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

     Mitchell H. Caplan has served as the Vice Chairman of the Board of Directors and President of the Company since January 1994 and has served as Chief Executive Officer of the Company since April 1998. Mr. Caplan has also served as Vice Chairman, President and Chief Executive Officer of TeleBank since January 1994. Mr. Caplan also serves as Vice President of TCM. From 1985 until September 1990, Mr. Caplan was an associate of the law firm of Shearman and Sterling, where he represented and advised private and public commercial institutions.

     Aileen Lopez Pugh has served as Executive Vice President and Chief Financial Officer of the Company and TeleBank since August 1994. Prior to joining management of the Company and TeleBank, Ms. Pugh served as a director of the Company from April 1993 to August 1994. From December 1993 to May 1994, she served as a consultant to MET Holdings in connection with the organization of the Company and its initial public offering.

     Laurence P. Greenberg has served as Executive Vice President and Chief Marketing Officer of the Company and TeleBank since 1995. He is responsible for developing and implementing the Company's marketing strategy and overseeing the call center and deposit operations functions. From October 1994 to 1995, Mr. Greenberg served as Senior Vice President of Marketing. Prior to joining management of the Company and TeleBank, Mr. Greenberg served as consultant to TeleBank between April and September 1994. From 1993 to April 1994, Mr. Greenberg was a Senior Associate at T.H. Land Research Group, Inc., a marketing research company serving direct marketing companies. From 1989 to 1993, Mr. Greenberg was a Marketing Manager for specialty publications with Capital Cities/ABC, Inc.

     Michael Opsahl has served as Executive Vice President and Chief Credit Officer of the Company, TeleBank, and TCM, or their predecessors since 1990. He is responsible for the development of the loan acquisition process, including the acquisition and pricing of loans and the swapping of purchased loan pools for mortgage-backed securities. Prior to joining the Company, Mr. Opsahl served as a trading assistant at the Federal Home Loan Mortgage Corporation. Mr. Opsahl is the brother-in-law of Mr. Smilow.

     Sang-Hee Yi has served as Executive Vice President and Chief Operating Officer of the Company and TeleBank since April 1996, she is responsible for operations and regulatory compliance. Prior to serving in her current position, Ms. Yi served as the compliance officer of the Company. From 1986 to April 1994, she was a federal thrift regulator at the OTS.

     Ross C. Atkinson has served as Executive Vice President and Chief Information Officer of the Company and TeleBank since June 1998, he is responsible for the strategic direction of all information processing, communication systems and operations. From 1997 until June 1998, Mr. Atkinson served as a principal consultant with Platinum Technology, Inc., a database systems and information management software provider. From 1991 through 1996, Mr. Atkinson served as a systems engineer for Electronic Data Systems.

     Arlen W. Gelbard has served as Executive Vice President and General Counsel of the Company and TeleBank since June 1998. From 1982 until June 1998, Mr. Gelbard was a member of the law firm of Hofheimer Gartlir & Gross, LLP, New York, where he specialized in transactional real estate, lending, leasing, foreclosures and workouts. Prior to joining management of the Company, from April 1996 to June 1998, Mr. Gelbard served as a director, as well as Chairman of the Compensation Committees of the Company and TeleBank.

     Stephen G. Dervenis has served as Executive Vice President of the Company, as well as Chief Executive Officer of TCM since June 1998. From October 1997 to June 1998, Mr. Dervenis served as Director of Amortizing and Emerging Assets Securitization at Barclays Capital in New York. From April 1994 to September 1997, Mr. Dervenis served as a Managing Director of Furman Selz, and from January 1993 to March 1994, as a Vice President at J.P. Morgan, both in New York.

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

     Dean C. Kehler has served as a director of the Company and TeleBank since March 1997. Mr. Kehler has been a Managing Director of CIBC Oppenheimer Corp., a subsidiary of CIBC, and co-head of the High Yield Group since August 1995. From February 1990 to August 1995, Mr. Kehler was a founding partner and Managing Director of The Argosy Group, L.P., which was acquired by CIBC in August 1995. He is also a director of Global Crossing Ltd and Booth Creek Ski Group, Inc.

     Marcia Myerberg has served as a director of the Company and TeleBank since May 1998. Ms. Myerberg has been Chief Executive Officer of Myerberg & Company, L.P., an investment banking firm specializing in the mortgage-backed securities markets, since February 1994. Prior to her current position, from March 1989 to February 1994, Ms. Myerberg was a Senior Managing Director of The Bear Stearns Companies, Inc. From July 1985 to February 1985, she was a Director of Salomon Brothers, Inc., and from November 1979 to June 1989 she was the Senior Vice President-Corporate Finance and Treasurer of Federal Home Loan Mortgage Corporation.

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

     Mark Rollinson has served as a director of the Company since its formation in March 1994 and as a director of TeleBank since 1992. He has been a self-employed attorney in Leesburg, Virginia for the past ten years.

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

                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                                      ------------
                                            ANNUAL COMPENSATION        SECURITIES
                                        ---------------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR   SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
---------------------------             ----   ---------   --------   ------------   ------------------
David A. Smilow.......................  1998   $229,000    $200,000     200,000           $16,000
  Chairman of the Board                 1997    205,000     200,000     100,000            15,000
                                        1996    205,000     188,000          --            15,000
Mitchell H. Caplan....................  1998    229,000     200,000     200,000            16,000
  Vice Chairman, Chief Executive        1997    205,000     200,000     100,000            15,000
  Officer and President                 1996    205,000     188,000          --            15,000
Aileen Lopez Pugh.....................  1998    100,000     100,000      60,000            16,000
  Executive Vice President and          1997     79,500     100,000      10,000            13,913
  Chief Financial Officer               1996     75,000      60,000      15,000            13,500
Laurence P. Greenberg.................  1998    100,000     100,000      60,000            16,000
  Executive Vice President and          1997     79,500      85,000      50,000            15,000
  Chief Marketing Officer               1996     75,000      50,000      10,000            13,164

---------------
(1) The total amounts shown for each of the years presented represent dollar value of contributions made by the Company to its Employee Stock Ownership Plan for the account of the Named Executive Officer.

STOCK OPTIONS GRANTS IN 1998

     The following table contains information with respect to options to purchase Common Stock granted to the Named Executive Officers in 1998. All options were granted under the Company's 1994, 1997 or 1998 Stock Option Plans. The Company has not granted any SARs.

                                                         INDIVIDUAL GRANTS                      OPTION TERM(1)
                                          -----------------------------------------------   -----------------------
                                                        PERCENT                              POTENTIAL REALIZABLE
                                                        OF TOTAL                               VALUE AT ASSUMED
                                          NUMBER OF     OPTIONS                              ANNUAL RATES OF STOCK
                                          SECURITIES   GRANTED TO   EXERCISE                  PRICE APPRECIATION
                                          UNDERLYING   EMPLOYEES    OR BASE                     FOR OPTION TERM
                                           OPTIONS     IN FISCAL     PRICE     EXPIRATION   -----------------------
NAME                                      GRANTED(#)      YEAR       ($/SH)       DATE        5%($)        10%($)
----                                      ----------   ----------   --------   ----------   ----------   ----------
David A. Smilow.........................  200,000(2)      20.8%      $14.50     10/23/08    $1,823,794   $4,621,853
Mitchell H. Caplan......................  200,000(2)      20.8        14.50     10/23/08     1,823,794    4,621,853
Aileen Lopez Pugh.......................   60,000(3)       6.3         9.75      1/27/08       367,903      932,339
Laurence P. Greenberg...................   60,000(3)       6.3         9.75      1/27/08       367,903      932,339

---------------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the rules and regulations promulgated by the Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the Common Stock price.

(2) The options vested 20% upon grant on October 23, 1998, and 20% vests ratably on each of the next four anniversaries of the grant.

(3) The options vested 20% upon grant on January 27, 1998 and 20% vests ratably on each of the next four anniversaries of the grant.

     The following table sets forth information with respect to outstanding options held by the Named Executive Officers at December 31, 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED-
                                                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                    SHARES                         OPTIONS AT FY-END              AT FY-END($)(1)
                                  ACQUIRED ON      VALUE      ---------------------------   ---------------------------
                                  EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                  -----------   -----------   -----------   -------------   -----------   -------------
David A. Smilow(2)..............    26,666        $74,998       304,064        280,000      $8,690,072     $6,390,000
Mitchell H. Caplan(2)...........        --             --       330,730        280,000       9,416,721      6,390,000
Aileen Lopez Pugh(3)............        --             --        55,998         74,002       1,608,070      1,915,055
Laurence P. Greenberg(4)........        --             --        45,999         84,001       1,266,723      2,164,527

---------------
(1) Based on last reported sale price of the Common Stock on December 31, 1998 of $34.00 per share and applicable per share exercise price for the options.

(2) On April 28, 1994, Messrs. Smilow and Caplan were each granted options to purchase 85,234 shares of Common Stock with an exercise price of $3.0625 and options to purchase 125,496 shares of Common Stock with an exercise price equal to $3.5625. The options expire in April 2004. Also Messrs. Smilow and Caplan were each granted options to purchase 200,000 shares of Common Stock on February 28, 1997 with an exercise price of $6.75 and an expiration date of February 28, 2007. On October 23, 1998, Messrs. Smilow and Caplan were each granted options to purchase 200,000 shares of Common Stock, with an exercise price of $14.50 and an expiration date of October 23, 1998. For each of these grants, the options vested 20% upon grant, and 20% vest ratably on each of the next four anniversaries of the grant.

(3) The Company has granted a total of 130,000 options to Ms. Pugh: 10,000 options granted on April 28, 1994 with an exercise price of $3.0625, 10,000 options granted on February 15, 1995 with an exercise price of $2.75, 30,000 options granted on February 15, 1996 with an exercise price of $3.875, 20,000 options granted on February 15, 1997 with an exercise price of $6.75 and 60,000 options granted on January 27, 1998 with an exercise price of $9.75. The options expire in April 2004, February 2005, February 2006, February 2007 and January 2008, respectively. The options vested 20% upon grant, and 20% vest ratably on each of the next four anniversaries of the grant.

(4) The Company has granted a total of 130,000 options to Mr. Greenberg: 10,000 options granted on February 15, 1995 with an exercise price of $2.75, 10,000 options granted on February 15, 1996 with an exercise price of $3.875, 50,000 options granted on February 15, 1997 with an exercise price of $6.75 and 60,000 options granted on January 27, 1998 with an exercise price of $9.75. The options expire in February 2005, February 2006, February 2007 and January 2008, respectively. The options vested 20% upon grant, and 20% vest ratably on each of the next four anniversaries of the grant.

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company receive $3,000 per director annually. Non-employee directors of TeleBank receive $12,000 per director annually. In addition, non-employee directors are reimbursed for travel costs and other out-of-pocket expenses incurred in attending meetings.

     As additional compensation for services provided to the Company, in May 1994, the Company granted to each of Messrs. DeCamp and Rollinson options to acquire 10,000 shares of Common Stock, at an exercise price of $1.53 per share. As of the date of this Annual Report, these options are fully vested. Mr. Rollinson has exercised options to acquire 10,000 shares of Common Stock. In August 1996, the Company granted to each of Messrs. DeCamp, Gelbard and Rollinson options to acquire 20,000 shares of Common Stock, of which options to acquire 36,000 in the aggregate are vested. In October 1998, the Company granted to Messrs. Kehler and Piaker options to acquire 20,000 shares of Common Stock, of which options to acquire 8,000 in the aggregate are vested. Also in October 1998, the Company granted Ms. Myerberg options to acquire 10,000 shares of Common Stock, of which options to acquire 2,000 in the aggregate are vested. As of the date of this Annual Report, options to acquire 120,000 shares of Common Stock held in the aggregate by such directors are outstanding.

INTERLOCKS AND INSIDER PARTICIPATIONS

     CIBC Oppenheimer, an affiliate of CIBC WGArgosy Merchant Fund 2, LLC, of which Mr. Kehler is a managing director, served as an underwriter for the Company's Equity Offering and Trust Preferred Offering in July and August 1998. CIBC Oppenheimer earned underwriters' fees totaling $2.3 million in connection with the offerings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (the "Voting Securities") as of December 31, 1998 by (i) any person known to the Company to be the beneficial owner of more than 5% of any class of the Company's Voting Securities, (ii) each director and person nominated to be a director as of December 31, 1998, (iii) the Chief Executive Officer and the Named Executive Officers, and (iv) all directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                 SECURITY OWNERSHIP OF THE COMPANY'S SECURITIES

                                                                        AMOUNT
                                                                         AND
                                                                        NATURE      PERCENTAGE
                                                                          OF            OF
TITLE                                                                 BENEFICIAL       CLASS
OF CLASS                   NAME OF BENEFICIAL OWNER(1)                OWNERSHIP     OUTSTANDING
--------       ---------------------------------------------------    ----------    -----------
Common Stock   David A. Smilow(2)                                     1,645,350          12.86%
               Mitchell H. Caplan(3)                                    869,277           6.79
               Aileen Lopez Pugh(4)                                     108,959              *
               Laurence P. Greenberg(5)                                  81,906              *
               David R. DeCamp(6)                                        24,000              *
               Dean C. Kehler(7)                                        686,590           5.50
               Steven F. Piaker(8)                                        4,000              *
               Marcia Myerberg(9)                                         2,000              *
               Mark Rollinson(10)                                        23,000              *
               CIBC WG Argosy Merchant Fund 2 LLC(7)                    682,590           5.47
               Conning & Company(11)                                    772,590           6.19
               General American Mutual Holding company(12)              967,616           7.81
               PC Investment Company(13)                                867,866           6.94
               Directors and Executive Officers as a group (9
               individuals)(14)                                       3,445,082          25.49
               TeleBanc Financial Corporation Employee Stock
               Ownership Plan(15)                                       469,095           3.77

---------------
  *  Less than 1%.

 (1) Unless otherwise indicated, the address of each beneficial owner listed above is c/o TeleBanc Financial Corporation, 1111 North Highland Street, Arlington, Virginia 22201.

 (2) Includes 344,064 shares of Common Stock issuable upon exercise of options and 64,200 shares issuable upon exercise of warrants exercisable within 60 days of this filing and 33,096 shares of Common Stock held by the ESOP and allocated to Mr. Smilow's account. Excludes 385,999 shares of Common Stock and warrants to acquire 50,000 shares of Common Stock held by the ESOP (excluding the shares allocated to his account), of which Mr. Smilow is a trustee.

 (3) Includes 370,730 shares of Common Stock issuable upon exercise of options and 46,000 shares issuable upon exercise of warrants exercisable within 60 days of this filing and 15,809 shares of Common Stock held by the ESOP and allocated to Mr. Caplan's account. Excludes 403,286 shares of Common Stock and warrants to acquire 50,000 shares of Common Stock held by the ESOP (excluding the shares allocated to his account), of which Mr. Caplan is a trustee. Mr. Caplan disclaims beneficial ownership of warrants to acquire 23,000 shares of Common Stock listed above.

 (4) Includes 79,998 shares of Common Stock issuable upon exercise of options and 12,200 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing and 7,481 shares of Common Stock held by the ESOP and allocated to Ms. Pugh's account.

 (5) Includes 71,999 shares of Common Stock issuable upon exercise of options and 2,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing and 7,507 shares of Common Stock held by the ESOP and allocated to Mr. Greenberg's account.

 (6) Includes 22,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of this filing. Mr. DeCamp's address is Grubb & Ellis, 1717 Pennsylvania Avenue, N.W., Suite 250, Washington, D.C. 20006.

 (7) Mr. Kehler is the designated director for CIBC WG Argosy Merchant Fund 2 LLC ("CIBC Merchant Fund"), which directly holds 589,840 shares of Common Stock and 92,750 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. Mr. Kehler is a partner of CIBC Merchant Fund and disclaims beneficial ownership of such shares. Mr. Kehler's beneficial ownership interest includes 4,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of December 31, 1998, which are not part of CIBC's holdings. Mr. Kehler's address is c/o CIBC Oppenheimer, 425 Lexington Avenue, 3rd Floor, New York, New York 10017.

 (8) Includes 4,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of this filing. Mr. Piaker is the designated director for Conning & Company and serves as its Senior Vice President. Mr. Piaker does not exercise voting or investment control over the shares held by Conning & Company. Mr. Piaker's address is c/o Conning & Company, City Place II, 185 Asylum Street, Hartford, Connecticut 06103.

 (9) Represents common stock issuable upon exercise of options exercisable within 60 days of the date of this filing. Ms. Myerberg's address is 201 E. 87th Street, Apt. 16R, New York, NY 10128.

(10) Includes 12,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of this filing. Mr. Rollinson's address is P.O. Box 826, Leesburg, Virginia 22075.

(11) Conning Insurance Capital Limited Partnership III ("CICLP III") directly holds 558,441 shares of Common Stock and 76,188 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of December 31, 1998. Conning Insurance Capital International Partners III, L.P. ("CICIP III") directly holds 121,399 shares of Common Stock and 16,562 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. Conning & Company controls the general partner of each of CICLP III and CICIP III. The address of Conning & Company is City Place II, 185 Asylum Street, Hartford, Connecticut 06103.

(12) General American Life Insurance Company ("General American"), an indirect subsidiary of General American Mutual Holding Company directly holds 168,526 shares of Common Stock and 26,500 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. General American Mutual Holding Company indirectly controls Conning & Company and may be deemed to beneficially own all of the shares held by CICLP III and CICIP III. Accordingly, the shares held by Conning & Company are also included in the table above. The address of General American is 700 Market Street, St. Louis, Missouri 63101.

(13) PC Investment Company holds 749,940 shares of Common Stock, as well as 117,926 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. The address of PC Investment Company is 401 Theodore Freund Avenue, Rye, New York 10580.

(14) Includes 910,791 shares of Common Stock issuable upon exercise of options and 217,150 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. Excludes 355,202 shares of Common Stock (except for any shares allocable to the accounts of Messrs. Smilow and Caplan and Ms. Pugh) and warrants to acquire 50,000 shares of Common Stock exercisable within 60 days of December 31, 1998, held by the ESOP, of which Messrs. Smilow and Caplan act as trustees.

(15) Includes 50,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CIBC Oppenheimer, an affiliate of CIBC WG Argosy Merchant Fund 2, LLC, of which Mr. Kehler is a managing director, served as an underwriter for the Company's Equity Offering and Trust Preferred Offering in July and August 1998. CIBC Oppenheimer earned underwriters' fees totaling $2.3 million in connection with the offerings.

     Prior to resigning from the Board of Directors and joining the Company as general counsel, Mr. Gelbard served as a partner of Hofheimer, Gartlir & Gross, LLC, which performed legal services for the Company. During 1998, Hofheimer, Gartlir & Gross, LLC, received approximately $106,000 in legal fees and expenses for work performed through June 30, 1998.

     The Company paid $204,000 in consulting fees to Myerberg & Company, of which Ms. Myerberg is the Chief Executive Officer, in connection with the establishment of an agreement to purchase funding notes collateralized by consumer loans.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors are included in
            Item 8 beginning on page 34 hereof.

          Report of Independent Public Accountants.

          Consolidated Statements of Financial Condition -- December 31, 1998 and 1997.

          Consolidated Statements of Operations -- Years Ended December 31,
            1998, 1997, and 1996.

          Consolidated Statements of Changes in Stockholders' Equity -- Years
            Ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Cash Flows -- Years Ended December 31,
            1998, 1997, and 1996.

          Notes to Consolidated Financial Statements.

     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) The following exhibits are either filed with this Annual Report or are incorporated herein by reference:

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
   3.1    Amended and Restated Certificate of Incorporation of the
          Company (incorporated herein by reference to Exhibit 3.1(a)
          to the Company's Registration Statement on Form S-2, File
          No. 333-52871)
   3.2    Bylaws of the Company (incorporated by herein reference to
          Exhibit 3.2, to the Company's Annual Report on Form 10-K for
          the year ended December 31, 1996, dated March 31, 1997)
   4.1    Specimen certificate evidencing shares of Common Stock of
          the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, dated
          March 25, 1994, File No. 33-76930)
   4.2    Form of warrant for the purchase of shares of Common Stock, issued in connection with the Unit Purchase Agreement, dated
          February 19, 1997, among the Company and the Purchasers
          identified therein (incorporated herein by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K,
          dated March 17, 1997)
   4.3    Form of warrant for the purchase of shares of Common Stock, issued in connection with the units of warrants and
          subordinated debt sold in the Company's initial public
          offering (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1, dated
          March 25, 1994, File No. 33-76930)

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
   4.4    Declaration of Trust of TeleBanc Capital Trust II, dated May
          22, 1998 (incorporated herein by reference to the Company's
          Registration Statement on Form S-2, File No. 333-52871)
   4.5    Form of Certificate of Exchange Junior Subordinated
          Debentures (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K/A for the year ended December 31,
          1997, dated April 2, 1998)
   4.6    Amended and Restated Declaration of Trust of TeleBanc
          Capital Trust I, dated June 9, 1997 (incorporated herein by reference to Exhibit 3.4 to the Company's Registration
          Statement on Form S-4, dated December 8, 1997, File No.
          333-40399)
   4.7    Amended and Restated Trust Agreement of TeleBanc Capital
          Trust II, dated July 31, 1998 (incorporated herein by
          reference to Exhibit 4.5 to Amendment No. 1 to the Company's
          Registration Statement on Form S-2, dated July 2, 1998, File
          No. 333-53689)
   4.8    Form of Exchange Capital Security Certificate (incorporated herein by reference to Exhibit 4.6 to the Company's
          Registration Statement on Form S-4, dated December 8, 1997,
          File No. 333-40399)
   4.9    Exchange Guarantee Agreement by the Company for the benefit of the holders of Exchange Capital Securities (incorporated herein by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-4, dated December 8, 1997,
          File No. 333-40399)
  10.1*   1994 Stock Option Plan (incorporated herein by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1, dated March 25, 1994, File No. 33-76930)
  10.2*   1997 Stock Option Plan (incorporated herein by reference to
          Exhibit D to the Company's definitive proxy materials which were filed as Exhibit 99.3 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1996, dated March
          31, 1997)
  10.3*   1998 Stock Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-2, File
          No. 333-52871)
  10.4    Employee Stock Ownership Plan of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-2, File No. 333-52871)
  10.5    Agreement and Plan of Merger by and between the Company and
          Direct Financial Corporation, dated January 14, 1998
          (amended pursuant to the First Amendment to Agreement and
          Plan of Merger dated May 29, 1998 and filed as Exhibit 10.14 incorporated by reference hereto)
  10.6    Registration Rights Agreement, dated June 5, 1997, among the
          Company, TeleBanc Capital Trust I and the Initial Purchaser
          (incorporated herein by reference to Exhibit 4.8 to the
          Company's Registration Statement on Form S-4, dated December
          8, 1997, File No. 333-40399)
  10.7    Unit Purchase Agreement, dated February 19, 1997, among the
          Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current
          Report on 8-K, dated March 17, 1997)
  10.8    Amended and Restated Acquisition Agreement, dated February
          19, 1997, among the Company, Arbor Capital Partners, Inc.,
          MET Holdings, Inc., and William M. Daughtery (incorporated herein by reference to Exhibit 10.2 to the Company's Current
          Report on 8-K, dated March 17, 1997)
  10.9    Liquidated Damages Agreement, dated June 9, 1997, by and
          among the Company, TeleBanc Capital Trust I, and the Initial
          Purchaser (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4, dated
          December 8, 1997, File No. 333-40399)
  10.10   Tax Allocation Agreement, dated April 7, 1994, between
          TeleBank and Company (incorporated herein by reference to
          Exhibit 10.3 to Amendment No. 1 to the Company's
          Registration Statement on Form S-1, dated May 3, 1994, File
          No. 33-76930)
  10.11   Indenture dated June 9, 1997, between the Company and
          Wilmington Trust Company, as debenture trustee (incorporated herein by reference to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
  10.12   Form of Indenture between the Company and Wilmington Trust
          Company as Trustee (incorporated herein by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form
          S-1, dated March 25, 1994, File No. 33-76930)
  10.13   Conversion Agreement dated May 15, 1998 by and among the
          Company and certain investors named therein (incorporated
          herein by reference to the Company's Registration Statement on Form S-2, File No. 333-52871)
  10.14   First Amendment to Agreement and Plan of Merger (filed as
          Exhibit 10.5 hereto) by and among the Company, Direct
          Financial Corporation and TBK Acquisition Corp., dated May
          29, 1998 (incorporated herein by reference to the Company's
          Registration Statement on Form S-2, File No. 333-52871)
  10.15   Consultation Agreement with Marsha Myerberg.
  10.16   Amended and Restated Acquisition Agreement with MET Holdings
          Corporation and TeleBanc Financial Corporation dated March
          17, 1998.
  21      Subsidiaries of the Company
  27.1    Financial Data Schedule

---------------
* Indicates compensatory plan or arrangement.

  (b) Reports on Form 8-K

     On August 25, 1998, the Company reported to the Securities and Exchange Commission on Form 8-K under Item 2, Acquisition or Disposition of Assets, that on August 10, 1998, the Company had acquired DFC and its wholly-owned subsidiary, Premium Bank. Included in the filing was the Agreement and Plan of Merger dated January 14, 1998, as amended by the First Amendment to the Agreement and Plan of Merger, dated May 29, 1998. The Company amended the Form 8-K and filed the financial statements required under Item 7, Required Financial Statements, on October 26, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELEBANC FINANCIAL CORPORATION
                                                  (Registrant)

                                          By: /s/  MITCHELL H. CAPLAN
                                            ------------------------------------
                                                     Mitchell H. Caplan
                                               Vice Chairman, Chief Executive
                                                    Officer and President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of February 11th, 1999.

                 SIGNATURE                                        POSITION
                 ---------                                        --------

            /s/ DAVID A. SMILOW                 Chairman of the Board
--------------------------------------------
              David A. Smilow

           /s/ MITCHELL H. CAPLAN               Vice Chairman of the Board, Chief Executive
--------------------------------------------    Officer and President (principal executive
             Mitchell H. Caplan                 officer)

                /s/ SANG HAN                    Controller and Acting Chief Financial
--------------------------------------------    Officer (acting principal financial and
                  Sang Han                      accounting officer)

                                                Director
--------------------------------------------
                David DeCamp

                                                Director
--------------------------------------------
               Dean C. Kehler

            /s/ MARCIA MYERBERG                 Director
--------------------------------------------
              Marcia Myerberg

            /s/ STEVEN F. PIAKER                Director
--------------------------------------------
              Steven F. Piaker

                                                Director
--------------------------------------------
               Mark Rollinson