Form 10-K/A
period 1998-12-31
TELEBANC FINANCIAL CORP
filed 1999-03-19
CIK 920986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                  FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     Based upon the closing price of the registrant's common stock as of March 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is $490.7 million.


     The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                 CLASS: COMMON STOCK, PAR VALUE $0.01 PER SHARE

                OUTSTANDING AT MARCH 17, 1999: 12,561,635 SHARES


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



     We provide high value financial products and services primarily over the internet. We offer a wide range of FDIC-insured and other banking products and services with significantly higher rates and lower fees than traditional banks with brick-and-mortar branches.



     We have been providing branchless banking for ten years using electronic delivery channels. With the advent of the internet, we have positioned ourselves to exploit its low cost distribution, increased functionality and broader reach. We believe that the low costs associated with delivering our products and services over the internet provide us with significant cost advantages over traditional banks that must support branch networks.



     Currently, approximately 60% of our customer contacts occur over the internet. Using our secure, comprehensive and customer friendly web site (www.telebankonline.com), individuals can open an account, transfer funds between accounts, view account balances, pay bills and compare our premium rates to national averages. Customers can deposit funds using direct deposit, wire or U.S. mail, and can withdraw cash from over 430,000 automated teller machines on the Cirrus(R) network worldwide. To support our products and services and build customer loyalty, we strive to provide superior customer service through our 24-hour call centers. We also offer a wide array of complementary products, including residential mortgage loans and fixed annuities, through mutually beneficial alliances with other companies that provide these products directly.



     Our comprehensive marketing plan targets customers in all 50 states who value the convenience and premium rates of our high value products. The four main initiatives of our marketing plan are national advertising through print, radio and online media, marketing alliances with popular web sites such as Yahoo! and E-Loan, affinity partnerships with national organizations such as Sam's Club and programs where our existing customers refer new customers to us. As of December 31, 1998, we had approximately 50,000 customer accounts, $2.3 billion in total assets and $1.1 billion in retail deposits. During 1998, our retail deposits and customer accounts grew 119% and 133%.


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

     The following table presents information concerning our loan portfolio in dollar amounts and in percentages, by type of loan.

                                                             AT DECEMBER 31,
                                --------------------------------------------------------------------------
                                  1998        %         1997        %         1996        %         1995
                                --------    ------    --------    ------    --------    ------    --------
                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family
     fixed-rate...............  $466,850     50.76%   $211,287     38.11%   $142,211     38.59%   $105,750
  One- to four-family
     adjustable-rate..........   430,319     46.79     336,470     60.69     217,352     58.97     148,928
  Multifamily.................     3,223      0.35       1,447      0.26       1,516      0.41       1,286
  Commercial real estate......     8,916      0.97       3,033      0.55       4,017      1.09       4,553
  Mixed use real estate.......       929      0.10         856      0.15       1,180      0.32       1,792
  Land........................       316      0.03         463      0.08         781      0.21         384
                                --------    ------    --------    ------    --------    ------    --------
          Total real estate
            loans.............   910,553     99.00     553,556     99.84     367,057     99.59     262,693
                                --------    ------    --------    ------    --------    ------    --------
Consumer and other loans:
  Lease financing.............       554      0.06          --        --          --        --          --
  Home equity lines of credit
     and second mortgage
     loans....................     5,895      0.64         564      0.10       1,208      0.33       2,202
  Other (1)...................     2,758      0.30         305      0.06         305      0.08          79
                                --------    ------    --------    ------    --------    ------    --------
          Total consumer and
            other loans.......     9,207      1.00         869      0.16       1,513      0.41       2,281
                                --------    ------    --------    ------    --------    ------    --------
          Total loans.........   919,760    100.00%    554,425    100.00%    368,570    100.00%    264,974
                                --------    ------    --------    ------    --------    ------    --------
Deduct:
  Deferred discounts on
     loans....................    (9,989)               (9,938)              (13,568)              (14,129)
  Allowance for loan losses...    (4,766)               (3,594)               (2,957)               (2,311)
  Other.......................      (151)                 (189)                 (224)                  (42)
                                --------              --------              --------              --------
          Total...............   (14,906)              (13,721)              (16,749)              (16,482)
                                --------              --------              --------              --------
  Loans receivable, net.......  $904,854              $540,704              $351,821              $248,492
                                ========              ========              ========              ========

                                      AT DECEMBER 31,
                                ----------------------------
                                  %         1994        %
                                ------    --------    ------
                                   (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family
     fixed-rate...............   39.91%   $ 67,449     42.54%
  One- to four-family
     adjustable-rate..........   56.20      79,701     50.27
  Multifamily.................    0.49       1,114      0.70
  Commercial real estate......    1.72       4,385      2.77
  Mixed use real estate.......    0.68       1,953      1.23
  Land........................    0.14         387      0.24
                                ------    --------    ------
          Total real estate
            loans.............   99.14     154,989     97.75
                                ------    --------    ------
Consumer and other loans:
  Lease financing.............      --          --        --
  Home equity lines of credit
     and second mortgage
     loans....................    0.83       3,395      2.14
  Other (1)...................    0.03         168      0.11
                                ------    --------    ------
          Total consumer and
            other loans.......    0.86       3,563      2.25
                                ------    --------    ------
          Total loans.........  100.00%    158,552    100.00%
                                ------    --------    ------
Deduct:
  Deferred discounts on
     loans....................              (2,835)
  Allowance for loan losses...                (925)
  Other.......................                 (50)
                                          --------
          Total...............              (3,810)
                                          --------
  Loans receivable, net.......            $154,742
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

     The following table shows our loan origination, purchase, sale, and repayment activity during the periods indicated.


                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Total loans receivable at beginning of period......  $540,704    $351,821    $248,492
Loans purchased:
     One- to four-family variable rate.............   299,817     256,545     128,171
     One- to four-family fixed rate................   330,477      86,331      53,915
     Multi-Family..................................     1,959          --       1,000
     Commercial....................................     8,941          --          --
     Consumer and other loans......................    26,910          --          --
                                                     --------    --------    --------
          Total loans purchased....................   668,104     342,876     183,086
Loans originated:
  Real estate loans:
     One- to four-family fixed rate................        --          --          25
     Land..........................................        --          --         400
Home equity lines of credit and second mortgage
  loans............................................        --          --          37
                                                     --------    --------    --------
          Total loans originated...................        --          --         462
                                                     --------    --------    --------
          Total loans purchased and originated.....   668,104     342,876     183,548
Loans sold.........................................    20,622      39,656      18,829
Loans securitized..................................        --      21,017       8,275
Loan repayments....................................   280,151      94,945      50,221
                                                     --------    --------    --------
          Total loans sold, securitized, and
            repaid.................................   300,773     155,618      77,325
Net change in deferred discounts and loan fees.....      (611)      3,638        (444)
Net transfers to REO...............................    (1,923)     (1,454)     (1,513)
Net provision for loan losses......................    (1,174)       (637)       (646)
Cost Recovery/Contra Assets........................        --          27         (41)
Other loan debits/HELOC advances...................       527          51        (250)
                                                     --------    --------    --------
Increase (decrease) in total loans receivable......   364,150     188,883     103,329
                                                     --------    --------    --------
Net loans receivable at end of period..............  $904,854    $540,704    $351,821
                                                     ========    ========    ========



     During fiscal 1998 and 1997, we purchased whole loans in the secondary market, principally from private investors. In 1998, we purchased 171 pools with 2,472 loans. We purchased 92 pools with 2,900 loans in 1997. In 1996, we purchased 35 pools with 1,253 loans and originated a minimal number of loans.

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


     CRA LENDING ACTIVITIES. Telebank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act (the "CRA"). Telebank invests in loans or other investments secured by affordable housing for low- or moderate-income individuals and has committed to invest up to $500,000 in a low-income housing tax credit fund that qualifies as a community development loan under the CRA. Senior management of Telebank serves on the board of directors of non-profit organizations whose purpose is to promote community development. We also provide loan servicing for Habitat for Humanity of Northern Virginia, Inc., a non-profit organization whose purpose is to create decent, affordable housing for those in need.



     In 1995, the federal financial regulatory agencies revised the regulations that implement the CRA. The revised regulations set forth specific types of evaluations for wholesale banks, which are those that are not in the business of extending home mortgage, small business, small farm, or consumer loans to retail customers. Satisfaction of a wholesale bank's responsibilities under the CRA are measured by various criteria including the number and amount of community development loans, qualified investments, or community development services, and the use of innovative or complex community development services, qualified investments, or community development loans. The Bank has been approved as a wholesale bank.



     The OTS is expected to issue shortly guidance on how a financial institution which conducts business over the internet is to comply with CRA obligations. This guidance may impact the way in which the Bank currently meets its obligations under the CRA.


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

     - Government National Mortgage Association ("GNMA") participation certificates

     - Fannie Mae participation certificates

     - Freddie Mac participation certificates

     - securities issued by other non-agency organizations


     Principal and interest on GNMA certificates are guaranteed by the full faith and credit of the United States. Fannie Mae and Freddie Mac certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. We also invest in collateralized mortgage obligations ("CMOs"). CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from these pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Our CMOs are senior tranches collateralized by federal agency securities or whole loans. Over 98% of our CMO portfolio is comprised of securities with a triple "A" rating. Similar to mortgage-backed pass-through securities, our CMO portfolio has an average maturity date in excess of 10 years. However, the nature of the CMO bonds acquired, primarily sequential pay bonds, provides for more predictable cashflows than the mortgage-backed securities. This reduces the duration risk, extension risk and price volatility of the CMO compared to mortgage-backed pass-through securities and thus allows us to target liabilities with shorter durations.


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

     The following table shows the scheduled maturities, carrying values, and current yields for our portfolio of mortgage-backed and related securities, both available-for-sale and trading, at December 31, 1998:


                                              AFTER ONE BUT        AFTER FIVE BUT
                        WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS       AFTER TEN YEARS             TOTALS
                       ------------------   ------------------   ------------------   ---------------------   ---------------------
                       BALANCE   WEIGHTED   BALANCE   WEIGHTED   BALANCE   WEIGHTED    BALANCE     WEIGHTED    BALANCE     WEIGHTED
                         DUE      YIELD       DUE      YIELD       DUE      YIELD        DUE        YIELD        DUE        YIELD
                       -------   --------   -------   --------   -------   --------   ----------   --------   ----------   --------
                                                                  (DOLLARS IN THOUSANDS)
Private issuer.......   $403      38.73%    $2,961      7.31%    $ 8,867     8.95%    $  124,447     8.11%    $  136,678     8.24%
Collateralized
  mortgage
  obligations........     12         --         --        --       4,135     6.42        889,296     6.75        893,443     6.75
Agencies.............     --         --         --        --         108     7.57         11,518     6.16         11,626     6.17
                        ----      -----     ------      ----     -------     ----     ----------     ----     ----------     ----
                        $415      37.61%    $2,961      7.31%    $13,110     8.14%    $1,025,261     6.91%    $1,041,747     6.94%


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

     The following table presents information about our non-accrual loans, REO and TDRs at the dates indicated.


                                                              AT DECEMBER 31,
                                             -------------------------------------------------
                                              1998       1997       1996       1995      1994
                                             -------    -------    -------    ------    ------
                                                          (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real estate loans:
     One-to four-family....................  $ 7,727    $10,359    $ 8,979    $4,526    $1,296
     Commercial real estate................      372        568      1,217       261       702
     Land..................................      316         --         --        --        --
  Home equity lines of credit and second
     mortgage loans........................      255         --         54       136        41
  Other....................................      205         --         --        --        27
                                             -------    -------    -------    ------    ------
Total......................................    8,875     10,927     10,250     4,923     2,066
                                             -------    -------    -------    ------    ------
Accruing loans which are contractually past
  due 90 days or more:
  Real estate loans:
     One-to four-family....................       --         --         --       230        --
                                             -------    -------    -------    ------    ------
TDRs.......................................       --        425        435       365       688
                                             -------    -------    -------    ------    ------
Total of non-accrual, 90 days past due
  loans and TDRs...........................    8,875     11,352     10,685     5,518     2,754
                                             -------    -------    -------    ------    ------
REO:
  One-to four-family.......................    1,460        681      1,300       421        98
  Commercial real estate...................       --         --         --        --       206
  Land.....................................       --         --         --       582       581
                                             -------    -------    -------    ------    ------
                                               1,460        681      1,300     1,003       885
Loss allowance for REO.....................       --         --        (65)     (213)      (92)
                                             -------    -------    -------    ------    ------
          Total REO, net...................    1,460        681      1,235       790       793
                                             -------    -------    -------    ------    ------
Total non-performing assets, net...........  $10,335    $12,033    $11,920    $6,308    $3,547
                                             =======    =======    =======    ======    ======
Total non-performing assets, net, as a
  percentage of total assets...............     0.45%      1.09%      1.84%     1.14%     0.83%
                                             =======    =======    =======    ======    ======
Total loss allowance as a percentage of
  total non-performing loans, net..........    53.70%     31.66%     27.67%    41.88%    35.91%
                                             =======    =======    =======    ======    ======



     During 1998, our non-performing assets decreased by $1.7 million or 14.1%. As a matter of policy, we actively monitor our non-performing assets.


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


     In establishing the allowance for loan losses, we set up specific allowances for probable losses that we have identified on specific loans. Additionally, we provide general allowance for estimated expected losses in the remainder of the loan portfolio. The allowances established by management are subject to review and approval by the Company's Board of Directors. Each month, we review the allowance for adequacy, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:


     - the composition and quality of the portfolio

     - delinquency trends

     - current charge-off and loss experience

     - the state of the real estate market

     - general economic conditions

     During 1998, we recorded a net increase of $1.2 million in the allowance for loan losses. The increase resulted from an additional provision of $905,000, $723,000 from the acquisition of DFC, offset by net charge-offs of $457,000. As of December 31, 1998, total allowance for loan losses equaled $4.8 million, of which $449,000 represents reserves established by management for probable losses on specific loans.



     The general allowance is computed based on an assessment of performing loans. Each month, the performing loan portfolio is stratified by asset type (one- to four-family, commercial, consumer, etc.) and a range of expected loss ratios is applied to each type of loan. Expected loss ratios range between 20 basis points and 200 basis points depending upon asset type, loan-to-value ratio and current market and economic conditions. The expected loss ratios are based on historical loss experience adjusted to reflect industry loss experience as published by the Office of Thrift Supervision. We believe that an adjustment is appropriate, at the present time, in estimating the losses inherent in the loan portfolio due to the fact that the Bank purchases, rather than originates in house, the majority of its loans and the limited amount of historical loss experience to date.



     Also considered in the reserve computation is the positive impact of loans acquired that have a seller or third party credit enhancement. Reserves are not provided for loans in which the credit enhancement amount exceeds the amount of reserves that would otherwise be required. We have purchased certain loans with an expectation that all contractual payments of the loan will not be collected. Discounts attributable to credit issues are tracked separately and are not included as a component of the allowance for loan losses.


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

                                                                 AT DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                         1998                     1997                     1996             1995
                                ----------------------   ----------------------   ----------------------   ------
                                          PERCENT OF               PERCENT OF               PERCENT OF
                                         LOANS IN EACH            LOANS IN EACH            LOANS IN EACH
                                          CATEGORY TO              CATEGORY TO              CATEGORY TO
                                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT
                                ------   -------------   ------   -------------   ------   -------------   ------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family.........  $4,089        97.55%     $3,271       98.80%      $2,529        97.56%     $1,939
  Multifamily.................      32         0.35          15        0.26           15         0.41          13
  Commercial real estate......     520         0.97         286        0.55          373         1.09         281
  Mixed use...................       9         0.10           9        0.15           12         0.32          18
  Land........................       6         0.03           8        0.08            8         0.21           8
Lease financing...............      16         0.06          --          --           --           --          --
Home equity lines of credit
  and second mortgage loans...      57         0.64           5        0.16           20         0.41          28
Other consumer................      37         0.30          --          --           --           --          24
                                ------      -------      ------      ------       ------      -------      ------
          Total allowance for
            loan losses.......  $4,766       100.00%     $3,594      100.00%      $2,957       100.00%     $2,311
                                ======      =======      ======      ======       ======      =======      ======

                                           AT DECEMBER 31,
                                --------------------------------------
                                    1995                 1994
                                -------------   ----------------------
                                 PERCENT OF               PERCENT OF
                                LOANS IN EACH            LOANS IN EACH
                                 CATEGORY TO              CATEGORY TO
                                 TOTAL LOANS    AMOUNT    TOTAL LOANS
                                -------------   ------   -------------
                                        (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family.........       96.11%      $667         92.81%
  Multifamily.................        0.49         11          0.70
  Commercial real estate......        1.72        273          2.77
  Mixed use...................        0.68         --          1.23
  Land........................        0.14          8          0.24
Lease financing...............          --         --            --
Home equity lines of credit
  and second mortgage loans...        0.83         16          2.14
Other consumer................        0.03         14          0.11
                                   -------       ----       -------
          Total allowance for
            loan losses.......      100.00%      $989        100.00%
                                   =======       ====       =======

     The above amounts include specific reserves totaling $449,000, $510,000, $579,000, $392,000, and $201,000, at December 31, 1998, 1997, 1996, 1995, and
1994, respectively, related to loans classified as loss.

     The following table shows the activity in our allowance for loan losses during the periods indicated.


                                                           1998     1997     1996     1995    1994
                                                          ------   ------   ------   ------   ----
                                                                   (DOLLARS IN THOUSANDS)
Allowance for loan losses at the beginning of the
  year..................................................  $3,594   $2,957   $2,311   $  989   $835
Charge-offs.............................................    (556)    (304)    (437)    (406)  (522)
Recoveries..............................................      99       20      164        6    184
Loan loss allowance acquired in the merger with DFC.....     724       --       --       --     --
Additions charged to operations.........................     905      921      919    1,722    492
                                                          ------   ------   ------   ------   ----
Allowance for loan losses at the end of the year........  $4,766   $3,594   $2,957   $2,311   $989
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


     The following table shows the dollar changes in our various types of deposit accounts between the dates indicated:

                         AVERAGE                               AVERAGE                               AVERAGE
                         BALANCE                               BALANCE                               BALANCE
                            AT        PERCENTAGE                  AT        PERCENTAGE                  AT        PERCENTAGE
                       DECEMBER 31,       OF       AVERAGE   DECEMBER 31,       OF       AVERAGE   DECEMBER 31,       OF
ACCOUNTS                   1998        DEPOSITS     RATE         1997        DEPOSITS     RATE         1996        DEPOSITS
--------               ------------   ----------   -------   ------------   ----------   -------   ------------   ----------
                                                              (DOLLARS IN THOUSANDS)
Passbook.............   $      459        0.06%      3.00%     $    551         0.13%     3.00%      $  1,613         0.45%
Money market.........      140,506       17.60       4.70       101,226        23.40      5.26        100,758        28.13
Checking.............        1,985        0.25       3.81           630         0.15        --            283         0.08
Certificates of
  deposit............      600,781       75.26       5.93       330,234        76.32      6.24        255,562        71.34
Brokered callable
  certificates of
  deposit............       54,491        6.83       6.16            --           --        --             --           --
                        ----------      ------      -----      --------       ------      ----       --------       ------
        Total........   $  798,222      100.00%                $432,641       100.00%                $358,216       100.00%
                        ==========      ======                 ========       ======                 ========       ======


                       AVERAGE
ACCOUNTS                RATE
--------               -------
               (DOLLARS IN THOUSANDS)
Passbook.............   3.00%
Money market.........   5.10
Checking.............     --
Certificates of
  deposit............   6.28
Brokered callable
  certificates of
  deposit............     --
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

                                                 AT OR                                          AT OR
                                          FOR THE YEAR ENDED                             FOR THE YEAR ENDED
                                           DECEMBER 31, 1998                              DECEMBER 31, 1997
                       ---------------------------------------------------------   -------------------------------
                                  WEIGHTED    MAXIMUM    WEIGHTED     AVERAGE                 WEIGHTED    MAXIMUM
                        ENDING    AVERAGE    AMOUNT AT   AVERAGE      WEIGHTED      ENDING    AVERAGE    AMOUNT AT
CATEGORY               BALANCE      RATE     MONTH-END   BALANCE    AVERAGE RATE   BALANCE      RATE     MONTH-END
--------               --------   --------   ---------   --------   ------------   --------   --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Advances from the
 FHLB of Atlanta.....  $472,500     5.19%    $478,000    $219,487       5.49%      $200,000     5.86%    $200,000
Securities sold under
 agreement to
 repurchase..........  $401,100     5.52%    $519,078    $259,846       5.69%      $279,909     6.10%    $279,909

                                AT OR                                      AT OR
                         FOR THE YEAR ENDED                         FOR THE YEAR ENDED
                          DECEMBER 31, 1997                          DECEMBER 31, 1996
                       -----------------------   ---------------------------------------------------------
                       WEIGHTED     AVERAGE                 WEIGHTED    MAXIMUM    WEIGHTED     AVERAGE
                       AVERAGE      WEIGHTED      ENDING    AVERAGE    AMOUNT AT   AVERAGE      WEIGHTED
CATEGORY               BALANCE    AVERAGE RATE   BALANCE      RATE     MONTH-END   BALANCE    AVERAGE RATE
--------               --------   ------------   --------   --------   ---------   --------   ------------
                                                     (DOLLARS IN THOUSANDS)
Advances from the
 FHLB of Atlanta.....  $160,749       5.66%      $144,800     5.94%    $154,500    $120,633       5.91%
Securities sold under
 agreement to
 repurchase..........  $117,431       5.76%      $ 57,581     5.69%    $ 97,416    $68,920        5.77%

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     The Common Stock has been quoted on the Nasdaq Market National Market under the symbol "TBFC" since July 22, 1998. Prior to that time, the common stock was traded in the over-the-counter market under the same symbol. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated.



                                                            HIGH        LOW
                                                           -------    -------
1997
  1st quarter............................................  $ 8.500    $ 6.000
  2nd quarter............................................  $ 8.750    $ 6.250
  3rd quarter............................................  $ 9.500    $ 7.750
  4th quarter............................................  $ 9.375    $ 8.500
1998
  1st quarter............................................  $10.625    $ 8.500
  2nd quarter............................................  $14.000    $ 9.000
  3rd quarter (July 1, 1998 through July 21, 1998).......  $19.750    $13.000
  3rd quarter (July 22, 1998 through September 30,
     1998)...............................................  $24.750    $12.375
  4th quarter............................................  $35.625    $ 8.125



     No dividends were paid in 1997 and 1998. The closing per share price of the Common Stock on December 31, 1998 was $34.00. The approximate number of holders of record of the Company's Common Stock at March 17, 1999 was 66.

ITEM 6.  SELECTED FINANCIAL DATA


                                                       YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                       1998           1997         1996        1995        1994
                                    ----------     ----------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Interest income...................  $  100,110     $   59,301    $ 45,800    $ 40,511    $ 22,208
Interest expense..................      80,305         46,063      34,815      31,946      17,513
                                    ----------     ----------    --------    --------    --------
  Net interest income.............      19,805         13,238      10,985       8,565       4,695
Provision for loan losses.........         905            921         919       1,722         492
Non-interest income...............       7,564          4,093       2,756       3,777         175
Non-interest expenses:
  Selling, general and
     administrative expenses......      19,819          9,042       8,375       5,561       3,503
  Other non-interest operating
     expenses.....................       2,259          1,100         700         679         153
                                    ----------     ----------    --------    --------    --------
Income before income tax expense
  and minority interest...........       4,386          6,268       3,747       4,380         722
Income tax expense................       1,649          1,657       1,195       1,660         182
Minority interest in
  subsidiary(1)...................       1,362            394          --          --          --
                                    ----------     ----------    --------    --------    --------
Net income........................       1,375          4,217       2,552       2,720         540
Preferred stock dividend(1).......       2,112(2)         546          --          --          --
                                    ----------     ----------    --------    --------    --------
  Net income available to common
     stockholders(1)..............  $     (737)(2) $    3,671    $  2,552    $  2,720    $    540
                                    ==========     ==========    ========    ========    ========
Earnings per share(1):
  Basic...........................  $    (0.09)(2) $     0.84    $   0.62    $   0.66    $   0.16
  Diluted.........................  $    (0.09)(2) $     0.57    $   0.58    $   0.66    $   0.16
Weighted average shares:
  Basic...........................       7,840          4,383       4,099       4,099       3,498
  Diluted.........................       7,840          7,411       4,406       4,104       3,498
STATEMENT OF FINANCIAL CONDITION
  DATA:
Total assets......................  $2,283,341     $1,100,352    $647,965    $553,943    $427,292
Loans receivable, net.............     904,854        540,704     351,821     248,492     154,742
Mortgage-backed securities(3).....   1,041,747        340,313     184,743     234,385     236,464
Investment securities.............     220,358         91,237      78,826      40,058      12,444
Retail savings and certificates of
  deposit.........................   1,142,385        522,221     390,486     306,500     212,411
Advances from the FHLB............     472,500        200,000     144,800     105,500      96,000
Securities sold under agreements
  to repurchase...................     404,435        279,909      57,581      93,905      79,613
Trust preferred securities(4).....      35,385          9,572          --          --          --
Total stockholders' equity........     113,435         45,824      24,658      21,565      17,028
OTHER FINANCIAL AND OPERATING
  DATA:
Return on average total assets....        0.10%          0.52%       0.42%(5)    0.53%       0.17%
Return on average stockholders'
  equity..........................        2.07%         10.53%      11.46%(5)   14.10%       3.17%
SG&A expenses to total assets.....        0.87%          0.82%       1.29%(5)    1.00%       0.82%
Number of deposit accounts........      50,835         21,817      16,506      12,919       8,564
CAPITAL RATIOS OF TELEBANK:
  Core............................        5.57%          5.06%       5.08%       5.31%       6.27%
  Tangible........................        5.57%          5.06%       5.07%       5.36%       6.35%
  Total capital...................       13.40%         11.91%      10.41%      11.74%      15.96%

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


(5) Includes one-time pre-tax charge of $1.7 million, $1.1 million after tax, to recapitalize the Savings Association Insurance Fund. Without giving effect to the charge, return on average assets, return on average stockholders' equity, and selling, general and administrative expenses to total assets for 1996 were 0.61%, 16.50% and 1.03%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


     We provide high value financial products and services primarily over the internet. By avoiding the costs of brick-and-mortar branches, we offer significantly higher rates and lower fees on our FDIC-insured and other banking products and services than traditional banks. Our branchless structure allows us to deliver these services worldwide through the convenient anytime, anywhere access of the internet, telephone and automated teller machines, or ATMs.


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


     Our asset acquisition strategy is to purchase pools of one- to four-family first lien mortgages and mortgage-related securities. We do not currently originate loans. We believe that by purchasing a seasoned and geographically diverse mortgage loan portfolio, we reduce expenses related to loan acquisition and are better able to actively manage our credit quality risk.


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


     In 1998, we implemented a strategy to build the "Telebank" brand name by expanding the marketing of our high value financial products, superior customer service and anytime, anywhere convenience. We believe that associating our brand name with our services and delivery channels will enable us to attract a growing number of customers who are increasingly relying on alternative channels for the delivery of their financial services. In pursuing this strategy, we increased our marketing expenditures significantly to implement a targeted, national advertising campaign and marketing initiative. We plan to continue this strategy to further strengthen the "Telebank" brand. See "-- Results of operations -- Year ended December 31, 1998 compared to year ended December 31, 1997 -- Non-interest expenses".



  DIRECT FINANCIAL CORPORATION ACQUISITION



     On August 10, 1998, we acquired Direct Financial Corporation, the thrift holding company of Premium Bank, F.S.B. This acquisition presented an opportunity to acquire a financial services company employing a direct marketing strategy similar to ours. Premium Bank operated from a single branch in New Jersey, and its deposit base was concentrated in the mid-Atlantic region of the United States. We are using Premium Bank's former office as a back-up call center and operations center pending a final systems conversion of Premium Bank, expected to be completed in March 1999. We paid approximately $22.3 million cash in the transaction. At the time of the acquisition, Direct Financial Corporation had $307.1 million in deposits and 19,263 accounts.



                             RESULTS OF OPERATIONS



YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997



     INTEREST INCOME. Total interest income increased by $40.8 million, or 68.8%, to $100.1 million for the year ended December 31, 1998 from $59.3 million for the year ended December 31, 1997. A portion of this increase was caused by a $16.8 million increase in interest income from mortgage-backed and related securities. This increase in income from mortgage-backed and related securities is primarily volume-related, as we increased our securities portfolio significantly in 1998 following the completion of our securities offerings and the acquisition of Direct Financial Corporation. We also increased our mortgage loan portfolio, which gener-ated a $16.5 million, or 47.6%, increase in interest income on mortgage loans to $51.2 million in 1998 from $34.7 million in 1997. The increase in the portfolio of interest-earning assets was slightly offset as a result of a decline in the yield on our interest-earning assets to 7.28% during 1998 from 7.70% during 1997, primarily due to overall declines in market interest rates during the year. Additionally, interest income from investment securities available for sale increased by $4.2 million during 1998 reflecting an $83.7 million increase in the average balance of such securities, slightly offset by a 0.09% decrease in the yield.


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



     LOAN LOSS PROVISION. The provision for loan losses is the annual cost of providing an allowance for estimated losses in the loan portfolio. The provision reflects management's judgment as to the reserve necessary to absorb loan losses based upon our assessment of a number of factors, including delinquent loan trends and historical loss experience, current economic conditions, the mix of loans in our portfolio, and our internal credit review process.



     The provision is determined in part by applying a range of expected loss ratios to the applicable type of loan. Expected loss ratios range between 0.2% and 2.0% depending upon asset type, loan to value and current market and economic conditions. The expected loss ratios are based on historical loss experience adjusted upward to reflect industry loss experience for similar asset types.



     Also considered in the calculation of the loan loss provision is the positive impact of loans acquired that have seller or third party credit enhancements. Reserves are not provided for loans in which the credit enhancements amount exceeds the amount of reserves that would otherwise be required. As of December 31, 1998, $43.1 million of loans contained credit enhancements which did not require additional reserves. In addition, we have purchased certain loans with an expectation that all contractual payments of the loans will not be collected. Discounts attributable to credit issues are tracked separately, netted against the loan balance, and not included as a component of the allowance for loan losses.



     As a result of management's loan loss allowance process, the provision for loan losses decreased slightly to $905,000 for the year ended December 31, 1998, compared to $921,000 for the year ended December 31, 1997.



     The primary factor impacting the amount of the 1998 loan loss provision was the significant increase in the loan portfolio. Asset quality, as demonstrated by net charge-offs as a percentage of average loan balances of 0.07% and 0.06% for 1998 and 1997 remained stable. Other factors affecting the allowance and provision amounts, including the expected loss ratios and the impact of credit enhancements and recourse arrangements, remained relatively unchanged from 1997 to 1998 and did not significantly change the amount of the loan loss provision. The total loan loss allowance at December 31, 1997 was $3.6 million, or 0.66% of total loans outstanding. Total loan loss allowance as a percentage of total non-performing loans was 53.7% as of December 31, 1998, compared to 31.7% as of December 31, 1997.



     NON-INTEREST INCOME. Total non-interest income increased by $3.5 million to $7.6 million for the year ended December 31, 1998, from $4.1 million for the year ended December 31, 1997, an increase of 85.4%. This increase in non-interest income consisted primarily of $3.5 million of gains on sales of mortgage-backed and investment securities during 1998, compared to gains of $1.0 million in 1997, as well as $2.1 million from gain on sale of loans held for sale, compared to $1.1 million in 1997. The increase in the gain on sale of loans in 1998 reflects the sale of primarily home equity loans. In 1998, non-interest income totaled 7.0% of total revenue, compared to 6.5% in 1997. Total revenue is comprised of total interest income and total non-interest income.

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


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996



     INTEREST INCOME. Total interest income increased by $13.5 million to $59.3 million for the year ended December 31, 1997 from $45.8 million for the year ended December 31, 1996, an increase of 29.5%. This increase is due primarily to the $11.6 million increase in interest income on mortgages and other loans, an increase of 50.4% in 1997, principally due to a significant increase in the average loan balance during the period. Interest income on mortgage-backed and related securities decreased slightly to $17.6 million at December 31, 1997 from $18.0 million at December 31, 1996, largely as a result of a decline in the yield.



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



     NET INCOME. Net income for the year ended December 31, 1997 increased $1.6 million to $4.2 million from $2.6 million for the year ended December 31, 1996, an increase of 61.5%. Net income for 1997 consisted primarily of $13.2 million in net interest income, $3.3 million in net gain on the sale of trading securities, loans held for sale, and mortgage-backed and investment securities, which was offset by $10.1 million in non-interest expenses, $921,000 in provision for loan losses, and $1.7 million in income tax expense. Net income available to common stockholders for the year ended December 31, 1997 increased $1.1 million to $3.7 million from $2.6 million for the year ended December 31, 1996, an increase of 42.3%.

                               QUARTERLY RESULTS



     The following table sets forth our selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1998. The consolidated financial data presented below have been prepared on a basis consistent with our audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of this information. This information should be read in conjunction with our consolidated financial statements and notes beginning on page 36. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                                       THREE MONTHS ENDED,
                                   -------------------------------------------------------------------------------------------
                                   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,     DEC. 31,
                                     1997        1997       1997        1997       1998        1998       1998          1998
                                   ---------   --------   ---------   --------   ---------   --------   ---------     --------
                                                        (Dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Interest income..................   $12,837    $15,275     $14,821    $16,368     $18,071    $18,581     $27,632      $35,826
Interest expense.................     9,878     11,865      11,548     12,772      14,477     15,276      21,979       28,573
                                    -------    -------     -------    -------     -------    -------     -------      -------
    Net interest income..........   $ 2,959    $ 3,410     $ 3,273    $ 3,596     $ 3,594    $ 3,305     $ 5,653      $ 7,253
Provision for loan losses........       243        308         120        250         250         75         300          280
Non-interest income..............       607      1,244       1,084      1,158       1,947      1,104       1,832        2,681
Selling, general and
  administrative expenses........     1,897      2,251       2,078      2,816       3,889      3,441       5,666        6,823
Other non-interest operating
  expenses.......................       208        202         260        430         315        487         586          871
                                    -------    -------     -------    -------     -------    -------     -------      -------
    Income before income taxes
      and minority interest......   $ 1,218    $ 1,893     $ 1,899    $ 1,258     $ 1,087    $   406     $   933      $ 1,960
Income tax expense...............       355        618         709        (25)        475         51         389          734
Minority interest(1).............        --         67         285         42         176        176         439          571
                                    -------    -------     -------    -------     -------    -------     -------      -------
    Net income...................   $   863    $ 1,208     $   905    $ 1,241     $   436    $   179     $   105      $   655
    Preferred stock dividends....        60        162         162        162         162        162       1,788(2)        --
                                    -------    -------     -------    -------     -------    -------     -------      -------
    Net income (loss) available
      to common stockholders.....   $   803    $ 1,046     $   743    $ 1,079     $   274    $    17     $(1,683)(2)  $   655
Other comprehensive income(3)....    (1,165)     2,443         (24)      (612)        262     (1,109)      8,579       (8,593)
                                    -------    -------     -------    -------     -------    -------     -------      -------
Comprehensive income.............   $  (362)   $ 3,489     $   719    $   467     $   536    $(1,092)    $ 6,896      $(7,938)
                                    =======    =======     =======    =======     =======    =======     =======      =======
Basic earnings per share.........   $  0.19    $  0.24     $  0.16    $  0.24     $  0.06    $  0.00     $ (0.17)(2)  $  0.05
Diluted earnings per share.......      0.15       0.16        0.11       0.16        0.05       0.00       (0.17)(2)     0.05


---------------

(1) Minority interest reflects expense related to payments on trust preferred securities issued by TeleBanc Capital Trust I and TeleBanc Capital Trust II.


(2) Includes $1.7 million non-recurring, non-cash charge related to the additional preferred stock dividend payable in common stock, based on the fair market value of the common stock at the time such dividend was paid. The charge reduced net income available to common stockholders by the same amount and diluted earnings per share in the third quarter of 1998 by $0.18 per share.


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


     Retail deposits increased $620.2 million to $1.1 billion at December 31, 1998 from $522.2 million at December 31, 1997, an increase of 118.8%, largely as a result of our continued targeted marketing efforts to attract new customers and deposit accounts. During the year ended December 31, 1998, we credited approximately $42.2 million of interest to retail deposit accounts, and deposits exceeded withdrawals by $577.9 million, resulting in the net overall increase in deposits.


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


     In June 1997, we formed TeleBanc Capital Trust I, which sold an aggregate of $10.0 million in shares of trust preferred securities, series A, with an annual dividend rate of 11.0% payable semi-annually, beginning in December 1997, callable beginning December 2007. In July 1998, we formed TeleBanc Capital Trust II, which sold an aggregate of $27.5 million in shares of trust preferred securities, series A, with an annual dividend rate of 9.0% payable quarterly, beginning in September 1998, callable beginning September 2003.


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



     At December 31, 1998, we had outstanding $31.0 million face amount of subordinated debentures. In addition, at the same date, we also had outstanding $37.5 million face amount of junior subordinated debentures held by our trust preferred subsidiaries. Additionally, from January 1, 1998 through July 28, 1998, we had outstanding $15.3 million of preferred stock, which converted to 2,399,479 shares of common stock upon consummation of our 1998 common stock offering. We paid $373,000 in cash dividends on the preferred stock during 1998. Our aggregate annual interest expense on the subordinated debentures and junior subordinated debentures is $7.0 million.



     Subject to the approval of the OTS and compliance with federal regulations, Telebank pays a dividend to Telebanc semi-annually in an amount equal to the aggregate debt service and dividend obligations. Under current OTS capital distribution regulations, as long as Telebank meets the OTS capital requirements before and after the payment of dividends, Telebank may pay dividends to us without prior OTS approval in an amount equal to the net income to date over the calendar year, plus retained net income over the preceding two years. In addition, the OTS has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds, and we must give 30 days' advance notice to the OTS of all capital distributions, during which time it may object to any proposed distribution. As of December 31, 1998, Telebank had approximately $21.7 million available for payment of dividends under applicable restrictions without regulatory approval. Under the terms of the indenture pursuant to which the 11.5% subordinated debentures were issued and the terms of the

9.5% subordinated debentures, Telebanc currently is required to maintain, on an unconsolidated basis, liquid assets in an amount equal to or greater than $7.0 million, which represents 100% of the aggregate interest expense for one year on our outstanding subordinated debentures and junior subordinated debentures. We had $10.0 million in liquid assets as of December 31, 1998.


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



                                                                                  REQUIRED TO BE
                                                                                       WELL
                                                              REQUIRED FOR       CAPITALIZED UNDER
                                                                CAPITAL          PROMPT CORRECTIVE
                                           ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                      -----------------    ------------------    -----------------
                                       AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO
                                       ------     -----     ------     -----      ------     -----
                                                         (Dollars in thousands)
As of December 31, 1997:
  Core Capital......................  $ 52,617     5.06%   $41,606      4.0%     $ 52,008     5.0%
  Tangible Capital..................    52,608     5.06     15,602      1.5           N/A     N/A
  Tier I Capital....................    52,617    11.25        N/A      N/A        28,057     6.0
  Total Capital.....................    55,701    11.91     37,409      8.0        46,761    10.0

As of December 31, 1998:
  Core Capital......................  $122,871     5.57%   $88,310      4.0%     $110,388     5.0%
  Tangible Capital..................   122,871     5.57     33,116      1.5           N/A     N/A
  Tier I Capital....................   122,871    12.95        N/A      N/A        56,934     6.0
  Total Capital.....................   127,179    13.40     75,913      8.0        94,891    10.0



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

                                             1997 VS. 1996                 1998 VS. 1997
                                      ---------------------------   ---------------------------
                                      INCREASE (DECREASE) DUE TO    INCREASE (DECREASE) DUE TO
                                      ---------------------------   ---------------------------
                                      VOLUME     RATE      TOTAL    VOLUME     RATE      TOTAL
                                      ------     ----      -----    ------     ----      -----
                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net.............  $12,732   $(1,092)  $11,640   $17,102   $  (665)  $16,437
  Interest-bearing deposits.........       68       (29)       39         8        13        21
  Mortgage-backed and related
     securities available for
     sale...........................      373      (682)     (309)   18,433    (1,605)   16,828
  Investment securities available
     for sale.......................      809         8       817     5,358       (62)    5,296
  Federal funds sold................       54         2        56       (84)        3       (81)
  Investment in FHLB stock..........      153         1       154       247        18       265
  Trading account...................    1,124        --     1,124       495      (142)      353
                                      -------   -------   -------   -------   -------   -------
          Total interest-earning
            assets..................  $15,313   $(1,792)  $13,521   $41,559   $(2,440)  $39,119
                                      =======   =======   =======   =======   =======   =======
Interest-bearing liabilities:
  Savings deposits..................  $ 1,111   $   454   $ 1,565   $ 1,784   $   (38)  $ 1,746
  Time deposits.....................    3,315      (279)    3,036    17,666      (354)   17,312
  Brokered callable certificates of
     deposit........................       --        --        --     3,638        --     3,638
  FHLB advances.....................    2,400       796     3,196     3,475      (338)    3,137
  Other borrowings..................    2,838      (466)    2,372     7,289       (81)    7,208
  Subordinated debt.................    1,207      (128)    1,079       288       (41)      247
                                      -------   -------   -------   -------   -------   -------
          Total interest-bearing
            liabilities.............  $10,871   $   377   $11,248   $34,140   $  (852)  $33,288
                                      -------   -------   -------   -------   -------   -------
Change in net interest income.......  $ 4,442   $(2,169)  $ 2,273   $ 7,419   $(1,588)  $ 5,831
                                      =======   =======   =======   =======   =======   =======

                             AVERAGE BALANCE TABLE



     The following table presents consolidated average balance sheet data, income and expense and related interest yields and rates for each of the three years in the period ended December 31, 1998. The table also presents information for the periods indicated with respect to net interest margin, an indicator of an institution's profitability. Another indicator is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Interest income includes the incremental tax benefit of tax exempt income.

                                                              1996                                1997
                                                ---------------------------------   ---------------------------------
                                                AVERAGE    INTEREST     AVERAGE     AVERAGE    INTEREST     AVERAGE
                                                BALANCE    INC./EXP.   YIELD/COST   BALANCE    INC./EXP.   YIELD/COST
                                                --------   ---------   ----------   --------   ---------   ----------
                                                                       (Dollars in thousands)
Interest-earning assets:
 Loans receivable, net........................  $279,038    $23,089        8.28%    $441,819    $34,729        7.86%
 Interest-bearing deposits....................     6,612        420        6.24        7,865        459        5.84
 Mortgage-backed and related securities,
   available for sale.........................   221,656     17,955        8.10      226,064     17,646        7.81
 Investment securities, available for sale....    61,169      3,959        6.47       73,649      4,776        6.49
 Federal funds sold...........................       842         44        5.22        1,844        100        5.37
 Investment in FHLB stock.....................     6,229        451        7.25        8,338        605        7.25
 Trading account..............................        --         --          --       12,581      1,124        8.81
                                                --------    -------                 --------    -------
       Total interest-earning assets..........  $575,546    $45,918        7.98%    $772,160    $59,439        7.70%
                                                --------    -------                 --------    -------
Non-interest earning assets...................    26,929                              41,465
                                                --------                            --------
       Total assets...........................  $602,475                            $813,625
                                                ========                            ========
Interest-bearing liabilities:
 Retail deposits..............................  $358,216    $21,357        5.96%    $432,641    $25,958        6.00%
 Brokered callable certificates of deposit....        --         --          --           --         --          --
 FHLB advances................................   120,678      6,689        5.54      160,681      9,885        6.07
 Other borrowings.............................    68,154      4,569        6.70      117,515      6,941        5.83
 Subordinated debt, net.......................    17,250      2,200       12.75       27,434      3,279       11.95
                                                --------    -------                 --------    -------
       Total interest-bearing liabilities.....  $564,298    $34,815        6.14%    $738,271    $46,063        6.21%
                                                --------    -------                 --------    -------
Non-interest-bearing liabilities..............    15,900                              25,719
                                                --------                            --------
       Total liabilities......................  $580,198                            $763,990
                                                --------                            --------
Trust preferred securities....................        --                            $  9,597
       Total stockholders' equity.............    22,277                              40,038
                                                --------                            --------
       Total liabilities and stockholders'
        equity................................  $602,475                            $813,625
                                                ========                            ========
Excess of interest-earning assets over
 interest-bearing liabilities/net interest
 income.......................................  $ 11,248    $11,103                 $ 33,889    $13,376
                                                ========    =======                 ========    =======
Net interest spread...........................                             1.84%                               1.49%
                                                                         ======                              ======
Net interest margin (net yield on
 interest-earning assets).....................                             1.94                                1.73
                                                                         ======                              ======
Ratio of interest-earning assets to
 interest-bearing liabilities.................                           101.99                              104.59
                                                                         ======                              ======

                                                               1998
                                                -----------------------------------
                                                 AVERAGE     INTEREST     AVERAGE
                                                 BALANCE     INC./EXP.   YIELD/COST
                                                ----------   ---------   ----------
                                                      (Dollars in thousands)
Interest-earning assets:
 Loans receivable, net........................  $  663,913    $51,166        7.71%
 Interest-bearing deposits....................       7,993        480        5.92
 Mortgage-backed and related securities,
   available for sale.........................     492,077     34,474        7.01
 Investment securities, available for sale....     157,381     10,072        6.40
 Federal funds sold...........................         346         19        5.53
 Investment in FHLB stock.....................      11,651        870        7.47
 Trading account..............................      19,760      1,477        7.47
                                                ----------    -------
       Total interest-earning assets..........  $1,353,121    $98,558        7.28%
                                                ----------    -------
Non-interest earning assets...................      52,841
                                                ----------
       Total assets...........................  $1,405,962
                                                ==========
Interest-bearing liabilities:
 Retail deposits..............................  $  753,352    $45,016        5.98%
 Brokered callable certificates of deposit....      54,491      3,638        6.68
 FHLB advances................................     219,487     13,022        5.85
 Other borrowings.............................     242,412     14,149        5.76
 Subordinated debt, net.......................      29,880      3,526       11.80
                                                ----------    -------
       Total interest-bearing liabilities.....  $1,299,622    $79,351        6.08%
                                                ----------    -------
Non-interest-bearing liabilities..............      19,312
                                                ----------
       Total liabilities......................  $1,318,934
                                                ----------
Trust preferred securities....................  $   20,599
       Total stockholders' equity.............      66,429
                                                ----------
       Total liabilities and stockholders'
        equity................................  $1,405,962
                                                ==========
Excess of interest-earning assets over
 interest-bearing liabilities/net interest
 income.......................................  $   53,499    $19,207
                                                ==========    =======
Net interest spread...........................                               1.20%
                                                                           ======
Net interest margin (net yield on
 interest-earning assets).....................                               1.42
                                                                           ======
Ratio of interest-earning assets to
 interest-bearing liabilities.................                             104.12
                                                                           ======

INTEREST RATE SENSITIVITY MANAGEMENT



     The following is intended to address the disclosures required by Item 7A, Quantitative and Qualitative Disclosures about Market Risk.


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


     The asset-liability committee establishes the policies and guidelines for the management of our assets and liabilities. The committee's policy is directed toward reducing the variability of the market value of our equity under a wide range of interest rate environments. Fair value of equity represents the net fair value of our financial assets and liabilities, including off-balance sheet hedges. We monitor the sensitivity of changes in the fair value of equity with respect to various interest rate environments and report regularly to the asset/liability committee. Effective fair value management maximizes net interest income while constraining the changes in the fair value of equity with respect to changes in interest rates to acceptable levels. The model calculates a benchmark fair value of equity for current market conditions.


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



     We calculated a theoretical fair value of equity in response to a hypothetical change in market interest risk. The model addresses the exposure to Telebank of its market sensitive non-trading financial instruments. The model excludes Telebank's trading portfolio, which, based on management's analysis, has an immaterial impact on Telebank's fair value of equity. A hypothetical instantaneous 1.0% rise in interest rates would cause the fair value of equity to decrease by 9.0%.


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


     Telebank's primary interest risk is the exposure to increasing interest rates. We manage our exposure to increasing interest rates, principally changes in three-month LIBOR associated with the cost of our deposits and advances from the Federal Home

Loan Bank of Atlanta, by entering into related interest rate swap and cap agreements. These instruments contain principally the same terms and notional balance as the related designated liabilities.



     We employ various techniques to implement the asset/liability committee's strategies directed toward managing the variability of the fair value of equity by controlling the relative sensitivity of market value of interest-earning assets and interest-bearing liabilities. The sensitivity of changes in market value of assets and liabilities is affected by factors, including the level of interest rates, market expectations regarding future interest rates, projected related loan prepayments and the repricing characteristics of interest-bearing liabilities. We use hedging techniques to reduce the variability of fair value of equity and its overall interest rate risk exposure over a one- to seven-year period.



     We also monitor our assets and liabilities by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring the interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Our current asset-liability management strategy is to maintain an evenly matched one- to five-year gap giving effect to hedging, but depending on market conditions and related circumstances, a positive or negative one- to five-year gap of up to 20% may be acceptable. Inclusive of our hedging activities, our one-year gap at December 31, 1998 was (3.4)%. Our hedge-affected one- to five-year gap at such date was (11.4)%.



     We used the following assumptions to prepare our gap table at December 31, 1998. Non-amortizing investment securities are shown in the period in which they contractually mature. Investment securities that contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that fully indexed, adjustable-rate, residential mortgage loans and mortgage-backed securities prepay at an annual rate between 25% and 35%, based on estimated future prepayment rates for comparable market benchmark securities and our prepayment history. The table also assumes that fixed-rate, current-coupon residential loans and mortgage-backed securities prepay at an annual rate of between 20% and 25%. The above assumptions were adjusted up or down on a pool-by-pool basis to model the effects of product type, coupon rate, rate adjustment frequency, lifetime cap, net coupon reset margin and periodic rate caps upon prevailing annual prepayment rates. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice immediately. The interest rate sensitivity of our assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

     The following table sets forth our gap at December 31, 1998.


                                                                  REPRICING   REPRICING   REPRICING   REPRICING
                                         BALANCE AT                WITHIN      WITHIN      WITHIN        IN
                                        DECEMBER 31,   PERCENT       0-3        4-12         1-5      MORE THAN
                                            1998       OF TOTAL    MONTHS      MONTHS       YEARS      5 YEARS
                                        ------------   --------   ---------   ---------   ---------   ---------
                                                                (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net...............   $  904,854      40.92%   $ 154,771   $ 305,557   $ 337,540   $106,986
  Mortgage-backed securities,
    available for sale and trading....    1,041,747      47.10       69,134     220,375     394,455    357,783
  Investment securities available for
    sale and FHLB stock...............      245,533      11.10       52,116       6,484      59,273    127,660
  Federal funds sold and interest
    bearing deposits..................       19,401       0.88           --       1,940      17,461         --
                                         ----------     ------    ---------   ---------   ---------   --------
Total interest-earning assets.........   $2,211,535     100.00%   $ 276,021   $ 534,356   $ 808,729   $592,429
                                         ----------     ======    =========   =========   =========   ========
Non-interest-earning assets:..........       71,806
                                         ----------
  Total assets........................   $2,283,341
                                         ==========
Interest-bearing liabilities:
  Savings deposits....................   $  215,402      10.18%   $      --   $  21,540   $ 193,862   $     --
  Time deposits.......................      994,068      46.97       43,306     526,935     351,882     71,945
  FHLB advances.......................      472,500      22.33      332,500     134,000       6,000         --
  Other borrowings....................      404,435      19.11      401,100       3,335          --         --
  Subordinated debt...................       29,855       1.41           --      29,855          --         --
                                         ----------     ------    ---------   ---------   ---------   --------
  Total interest-bearing
    liabilities.......................   $2,116,260     100.00%   $ 776,906   $ 715,665   $ 551,744   $ 71,945
                                         ----------     ======    =========   =========   =========   ========
Non-interest-bearing liabilities......       18,261
                                         ----------
  Total liabilities...................   $2,134,521
                                         ----------
  Total trust preferred...............       35,385
  Stockholders' equity................      113,435
                                         ----------
  Total liabilities and stockholders'
    equity............................   $2,283,341
                                         ==========
Periodic gap..........................                            $(500,885)  $(181,309)  $ 256,985   $520,484
                                                                  =========   =========   =========   ========
Cumulative gap........................                            $(500,885)  $(682,194)  $(425,209)  $ 95,275
                                                                  =========   =========   =========   ========
Cumulative gap to total assets........                                (21.9)%     (29.9)%     (18.6)%      4.2%
Cumulative gap to total assets hedge
  affected............................                                  6.8%       (3.4)%     (11.4)%      4.2%

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


  YEAR 2000 READINESS DISCLOSURE STATEMENT



     In 1997, we began year 2000 planning, following the five steps recommended by the Federal Financial Institutions Examination Council. We have completed phases focused on awareness and assessment and continue to update the results of these phases for new information received. Currently, the renovation phase, which consists of implementing changes and monitoring vendor renovation, and the validation phase, which consists of testing renovated systems, are underway. We are monitoring vendors for software updates and final compliance certification statements and have received certifications from all of our vendors. Some vendors, however, have continued to update their products to correct year 2000 issues even after certifying that they are year 2000 compliant, indicating that these certifications may not be final. As a result, following the receipt of the final certification statements relating to those systems identified as mission critical in the assessment phase, we internally validate such certifications through testing. To date, we have identified no significant year 2000 issues through our testing of mission critical systems. Our mission critical systems include the deposit processing system, general ledger system and internet banking applications. We plan to be substantially complete with renovation, validation and implementation of all mission critical systems by the end of the first quarter of 1999, and with all other systems to be tested by June 30, 1999. As of March 12, 1999, we have completed 100% of our remediation efforts and 75% of the testing of our mission critical systems.



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



     Based upon current information, we do not anticipate costs associated with the year 2000 issue to have a material financial impact. There may, however, be interruptions or other limitations of financial and operating systems' functionality and we may incur additional costs to avoid such inter-ruptions or limitations. Our expectations about future costs associated with the year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include:


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


     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Cost of Start-up Activities ("SOP 98-5"), which is effective for fiscal years beginning after December 18, 1998. The statement requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion Number 20, Accounting Changes. As of December 31, 1998, we carried on our books approximately $740,000 of capitalized start-up costs, relating primarily to the establishment of TeleBanc Insurance Services, Inc., or Telebanc Insurance. We intend to implement SOP 98-5 on January 1, 1999, and, as a result, will recognize this amount, net of tax, as an expense classified as the cumulative effect of a change in accounting principle.

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

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
Interest income:
  Loans.....................................................  $ 51,197    $34,729    $23,089
  Mortgage-backed and related securities....................    34,474     17,646     17,955
  Investment securities.....................................     9,951      5,702      4,690
  Trading securities........................................     2,861      1,124         --
  Other.....................................................     1,627        100         66
                                                              --------    -------    -------
        Total interest income...............................   100,110     59,301     45,800
Interest expense:
  Retail deposits...........................................    44,913     25,958     21,357
  Brokered callable certificates of deposit.................     3,638         --         --
  Advances from the Federal Home Loan Bank of Atlanta.......    13,022      9,885      6,689
  Repurchase agreements and other borrowings................    15,204      6,941      4,569
  Subordinated debt.........................................     3,528      3,279      2,200
                                                              --------    -------    -------
        Total interest expense..............................    80,305     46,063     34,815
                                                              --------    -------    -------
        Net interest income.................................    19,805     13,238     10,985
Provision for loan losses...................................       905        921        919
                                                              --------    -------    -------
        Net interest income after provision for loan
          losses............................................    18,900     12,317     10,066
                                                              --------    -------    -------
Non-interest income:
  Gain on sale of available for sale securities.............     3,536        982        935
  Gain on sale of loans.....................................     2,088      1,148        874
  (Loss) gain on trading securities.........................       (43)     1,204         --
  Income (loss) on equity investments.......................       531     (1,138)      (274)
  Fees, service charges, and other..........................     1,452      1,897      1,221
                                                              --------    -------    -------
        Total non-interest income...........................     7,564      4,093      2,756
Non-interest expenses:
  Selling, general and administrative expenses:
  Compensation and employee benefits........................     7,779      4,909      3,690
  Advertising and marketing.................................     4,634        606         93
  Special SAIF assessment...................................        --         --      1,671
  Other.....................................................     7,406      3,527      2,921
                                                              --------    -------    -------
        Total general and administrative expenses...........    19,819      9,042      8,375
Other non-interest expenses:
  Net operating cost of real estate acquired through
    foreclosure.............................................       336        278        238
  Amortization of goodwill and other intangibles............     1,923        822        462
                                                              --------    -------    -------
    Total other non-interest expenses.......................     2,259      1,100        700
                                                              --------    -------    -------
        Total non-interest expenses.........................    22,078     10,142      9,075
                                                              --------    -------    -------
    Income before income tax expense and minority
     interest...............................................     4,386      6,268      3,747
Income tax expense..........................................     1,649      1,657      1,195
Minority interest in subsidiary.............................     1,362        394         --
                                                              --------    -------    -------
        Net income..........................................  $  1,375    $ 4,217    $ 2,552
Preferred stock dividends...................................     2,112        546         --
                                                              --------    -------    -------
        Net (loss) income available to common
          stockholders......................................  $   (737)   $ 3,671    $ 2,552
                                                              ========    =======    =======
Other comprehensive income, before tax:
  Unrealized holding gain on securities arising during the
    period..................................................     1,331      1,251      1,088
  Less: reclassification adjustment for gains included in
    net income..............................................    (3,536)      (982)      (882)
                                                              --------    -------    -------
    Other comprehensive income, before tax..................    (2,205)       269        206
  Income tax expense related to reclassification adjustment
    for gains on sale of securities.........................     1,344        373        335
                                                              --------    -------    -------
    Other comprehensive income, net of tax..................      (861)       642        541
                                                              --------    -------    -------
    Comprehensive income....................................  $ (1,598)   $ 4,313    $ 3,093
                                                              ========    =======    =======
Earnings per share:
  Basic.....................................................  $  (0.09)   $  0.84    $  0.62
  Diluted...................................................  $  (0.09)   $  0.57    $  0.58

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


     Certain loans have been purchased by the Company with an expectation that all contractual payments of the loan will not be collected. Discounts attributable to credit issues are tracked separately, netted against the loan balance, and are not included as a component of allowance for loan losses. Discounts are accreted on a level yield basis only to the extent they are expected to be realized.



     The loan portfolio is reviewed by the Company's management to set provisions for estimated losses on loans, which are charged to earnings in the current period. The allowance for loan losses represents management's estimate of losses that have occurred as of the respective reporting date.



     In determining the level of the allowance, the Bank has established both specific and general allowances. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans and larger dollar non-single-family mortgage loans.



     The general allowance is computed based on an assessment of performing loans. Each month, the performing loan portfolio is stratified by asset type (one- to four-family, commercial, consumer, etc.) and a range of expected loss ratios is applied to each type of loan. Expected loss ratios range between 0.2% and 2.0% depending upon asset type, loan-to-value ratio and current market and economic conditions. The expected loss ratios are based on historical loss experience adjusted to reflect industry loss experience. We also believe that an adjustment is appropriate, at the present time, in estimating the losses inherent in the loan portfolio due to the fact that the Bank purchases, rather than originates in house, the majority of its loans and the limited amount of historical loss experience to date.


  Nonperforming Assets


     Nonperforming assets consist of loans for which interest is no longer being accrued, troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan and real estate acquired in settlement of loans. Interest previously accrued but not collected on nonaccrual loans is reversed against current income when a loan is placed on nonaccrual status. Accretion of deferred fees is discontinued for nonaccrual loans. All loans at least ninety days past due, as well as other loans considered uncollectable, are placed on nonaccrual status. Payments received on nonaccrual loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected.


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


     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, although a company may implement the statement as of the beginning of any fiscal quarter after issuance, that is, fiscal quarters beginning June 16, 1998 and after. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998. We plan to adopt SFAS No. 133 as of January 1, 2000 but have not yet quantified the impact of adopting SFAS No. 133 on our financial statements. However, the statement could increase volatility in earnings and other comprehensive income.



     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Cost of Start-up Activities("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. The statement requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion Number 20, Accounting Changes. As of December 31, 1998, the Company carries on its books approximately $740,000 of capitalized start-up costs, relating primarily to the establishment of TBIS. The Company intends to implement SOP 98-5 on January 1, 1999, and, as a result, will recognize this amount, net of tax, as an expense classified as the cumulative effect of a change in accounting principle.


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


                                                             FOR CAPITAL               TO BE WELL
                                                              ADEQUACY              CAPITALIZED UNDER
                                           ACTUAL             PURPOSES:             PROMPT CORRECTIVE
                                      ----------------   -------------------       ACTION PROVISIONS:
                                       AMOUNT    RATIO     AMOUNT      RATIO   ---------------------------
                                      --------   -----   -----------   -----         AMOUNT         RATIO
                                                                                     ------         -----
AS OF DECEMBER 31, 1998:


Core Capital (to adjusted tangible
  assets)...........................  $122,871    5.57%   > $88,310     >4.0%      > $110,388         >5.0%


Tangible Capital (to tangible
  assets)...........................  $122,871    5.57%   > $33,116     >1.5%             N/A          N/A


Tier I Capital (to risk weighted
  assets)...........................  $122,871   12.95%         N/A      N/A       > $ 56,934         >6.0%


Total Capital (to risk weighted
  assets)...........................  $127,179   13.40%   > $75,913     >8.0%      > $ 94,891        >10.0%

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
                                                              ========    ========


     The mortgage loans are located primarily in California, New Jersey, and New York according to the following percentages 24.8%, 10.4%, and 8.0%, respectively. As of December 31, 1998, the mortgage loan portfolio consisted of variable rate loans of $436.3 million, or 47.6%, and fixed rate loans of $480.1 million, or 52.4%. The weighted average maturity of mortgage loans secured by one- to four-family residences is 291 months as of December 31, 1998. The unpaid principal balance of mortgage loans owned by the Company but serviced by other companies was $919.8 million and $301.5 million at December 31, 1998 and 1997, respectively. Loans past due ninety days or more, and therefore on non-accrual status at December 31, 1998 and 1997, are summarized as follows (in thousands):


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

9.  LOANS SERVICED FOR OTHERS

     Mortgage loans master serviced by the Bank for others are not included in the accompanying consolidated statements of financial condition because the related loans are not owned by the Company or any of its subsidiaries. The unpaid principal balances of these loans at December 31, 1998 and 1997 are summarized as follows (in thousands):


                                                                1998        1997
                                                              --------    --------
Mortgage loans underlying pass-through securities:
  Federal Home Loan Mortgage Corporation....................  $110,162    $148,269
                                                              --------    --------
  Federal National Mortgage Association.....................   106,006     135,973
                                                              --------    --------
  Subtotal..................................................   216,168     284,242
                                                              --------    --------
Mortgage loan portfolio serviced for:
  Other investors...........................................    28,855      44,702
                                                              --------    --------
          Total.............................................  $245,023    $328,944
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

11.  ADVANCES FROM THE FHLB OF ATLANTA

     Advances to the Bank from the FHLB of Atlanta at December 31, 1998 and 1997 were as follows (dollars in thousands):


                                                      WEIGHTED                     WEIGHTED
                                                       AVERAGE                      AVERAGE
                                          1998      INTEREST RATE      1997      INTEREST RATE
                                        --------    -------------    --------    -------------
1998..................................  $     --          --%        $ 71,000        6.02%
1999..................................   466,500        5.19          129,000        5.77
2000..................................     6,000        5.30               --          --
2001..................................        --          --               --          --
                                        --------        ----         --------        ----
     Total............................  $472,500        5.19%        $200,000        5.86%
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
                                                     ======    =====          =====

                                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                                     ------------------------------------
                                                     INCOME    SHARES    PER SHARE AMOUNT
                                                     ------    ------    ----------------
Basic earnings per share
Net income.........................................  $2,552    4,099          $0.62
                                                     ======    =====          =====
Options issued to management.......................      --      182
Warrants...........................................      --      125
                                                     ------    -----
Diluted earnings per share.........................  $2,552    4,406          $0.58
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


                                           EFFECTIVE       NOTIONAL       MATURITY
                                              DATE         BALANCE          DATE
                                         --------------    --------    --------------
Cap Strike Rate
   4.0%................................  July 1992         $ 10,000    July 1999
   4.4%................................  September 1998    $250,000    November 2000
   4.4%................................  September 1998    $400,000    October 2000
   5.0%................................  September 1998    $300,000    October 2000
   5.5%................................  September 1998    $150,000    September 2000
   5.5%................................  September 1998    $150,000    September 1999
   6.0%................................  September 1998    $150,000    September 2000
   6.0%................................  September 1998    $150,000    September 1999
   6.0%................................  October 1996      $ 20,000    October 1999
   6.1%................................  December 1998     $225,000    December 1999
   6.1%................................  December 1998     $225,000    December 1999
   6.5%................................  August 1998       $ 50,000    August 2003
   7.0%................................  January 1997      $ 10,000    January 2002
   7.5%................................  July 1997         $ 25,000    July 1999
   8.0%................................  July 1997         $ 25,000    July 2000
   8.0%................................  June 1997         $ 25,000    June 2000
  10.0%................................  April 1995        $ 10,000    January 2002


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


                                           EFFECTIVE     NOTIONAL    MATURITY
                                             DATE        BALANCE       DATE
                                          -----------    --------    --------
Cap Strike Rate
  7.00%.................................  May 1998       $50,000     May 2001
  7.25%.................................  May 1998       $50,000     May 2001
  7.50%.................................  May 1998       $25,000     May 2002
  7.75%.................................  August 1998    $25,000     May 2003
Floor Strike Rate
  5.00%.................................  August 1998    $25,000     May 2001



     The counterparties to the interest rate cap and floor agreements described above are Lehman Brothers and Salomon Brothers. As of December 31, 1998, the associated credit risk with the aforementioned counterparties was $128,000 and $276,000, respectively. The total amortization expense for premiums on all interest rate caps and floors was $1.6 million, $777,000 and $638,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

     The fair value of financial instruments as of December 31, 1998 and 1997 is as follows (in thousands):


                                                  1998          1998         1997        1997
                                                CARRYING        FAIR       CARRYING      FAIR
                                                 VALUE         VALUE        VALUE       VALUE
                                               ----------    ----------    --------    --------
ASSETS:
  Cash and cash equivalents..................  $   26,282    $   26,282    $ 92,156    $ 92,156
  Investment securities available-for-sale...     220,358       220,358      91,237      91,237
  Mortgage-backed securities
     available-for-sale......................   1,012,163     1,012,163     319,203     319,203
  Loans receivable...........................     904,854       935,167     540,704     562,270
  Trading....................................      29,584        29,584      21,110      21,110
  Caps.......................................       6,354         8,363       1,386         477

LIABILITIES:
  Retail deposits............................  $1,142,385    $1,088,921    $522,221    $524,022
  Brokered callable certificates of
     deposit.................................      67,085        66,360          --          --
  Advances from the FHLB Atlanta.............     472,500       472,500     200,000     200,000
  Securities sold under agreements to
     repurchase..............................     404,435       404,435     279,909     279,909
  Subordinated debt, net.....................      29,855        30,810      29,614      30,953
  Trust preferred............................      35,385        35,385       9,572      10,000
  Off-balance sheet instruments..............          --        (8,648)         --      (1,818)
  Commitments to purchase loans..............          --           298          --          --


20.  DISTRIBUTIONS


     The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 1998, approximately $21.7 million of retained earnings was available for dividend declaration.


21.  EMPLOYEE STOCK OWNERSHIP PLAN


     The Company sponsors an Employee Stock Ownership Plan ("ESOP"). All employees of the Company who meet limited qualifications participate in the ESOP. Under the ESOP, the Company contributes to a separate trust fund maintained exclusively for the benefit of those employees who have become participants. The ESOP has borrowed from the Company and used the proceeds to acquire Company stock. The ESOP shares initially were pledged as collateral for its debt to the Company. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. As of December 31, 1998 and 1997, the ESOP owned 434,945 and 261,094 shares, respectively, of the Company's stock, with approximately 223,000 and 196,536 shares allocated, respectively. As of December 31, 1998 and 1997, the fair value of unearned shares held by the ESOP was $6.7 million and $573,000, respectively. Compensation expense was $391,000, $247,000 and $224,000 for the years ended December 31, 1998, 1997, and
1996, respectively.


22.  STOCK BASED COMPENSATION


     In 1998, the Company authorized and issued 959,710 options to directors, officers and employees to purchase 959,710 shares of Telebanc Common Stock at prices ranging from $9.75 to $14.50. In 1997, directors, officers and employees were issued 698,402 options to purchase 698,402 shares of Telebanc Common Stock at prices ranging from $1.33 to $6.75. As of December 31, 1998 and 1997, 904,797 and 598,248 of the options outstanding, respectively, were vested at exercise prices ranging from $1.33 to $14.50. The maximum term for the outstanding options is 10 years. At the discretion of management, options are assigned a vesting period of five years, with 20% of options vesting at the end of each year, or four years, with 20% of options vesting on the grant date and the remaining 80% vesting ratably over the 4 years. As of December 31, 1998, the total number of authorized options was 2,708,929. The options' exercise price was the market value of the stock at the date of issuance.


                                                       1998                   1997                   1996
                                                -------------------    -------------------    -------------------
                                                           WEIGHTED               WEIGHTED               WEIGHTED
                                                             AVG.                   AVG.                   AVG.
                                                SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
OPTIONS                                         (000'S)     PRICE      (000'S)     PRICE      (000'S)     PRICE
-------                                         -------    --------    -------    --------    -------    --------
Outstanding at beginning of year..............   1,330      $ 4.86        704      $3.45         542      $3.26
Granted.......................................     960      $12.53        698      $6.26         162      $4.09
Exercised.....................................      46      $ 5.93         34      $3.26          --         --
Forfeited.....................................     106      $ 7.34         38      $5.70          --         --
Expired.......................................      --      $   --         --      $  --          --      $  --
                                                 -----                  -----                  -----
Outstanding at end of year....................   2,138      $ 8.20      1,330      $4.86         704      $3.45
                                                 =====                  =====                  =====
Options exercisable at year-end...............     905      $ 5.84        598      $4.03         360      $3.45
                                                 =====                  =====                  =====
Weighted avg. fair value of options granted
  during the year.............................              $ 4.81                 $1.75                  $1.31

     The following table summarizes information about fixed options outstanding at December 31, 1998:


                                           OPTIONS OUTSTANDING (000'S)          OPTIONS EXERCISABLE (000'S)
                                      --------------------------------------    ---------------------------
                                                      WEIGHTED
                                                        AVG.
                                                      REMAINING     WEIGHTED                      WEIGHTED
                                                     CONTRACTUAL      AVG.                          AVG.
RANGE OF                                NUMBER          LIFE        EXERCISE       NUMBER         EXERCISE
EXERCISE PRICES                       OUTSTANDING      (YEARS)       PRICE       EXERCISABLE       PRICE
---------------                       -----------    -----------    --------    -------------    ----------
Less than $5.00.....................       690           6.04        $ 3.32          535           $ 3.24
$5.00 -- $7.49......................       513           8.15        $ 6.75          189           $ 6.75
$7.50 -- $9.99......................       373           9.07        $ 9.75           71           $ 9.75
$10.00 -- $12.49....................        --             --            --           --               --
$12.50 -- $14.99....................       562           9.81        $14.50          110           $14.50
                                         -----                                       ---
Less than $5.00 -- $14.99...........     2,138           8.07        $ 8.20          905           $ 5.84
                                         =====                                       ===


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table lists the current directors, executive officers and certain key employees of the Company:


NAME                                           AGE                       POSITION
----                                           ---                       --------
David A. Smilow..............................  37     Chairman of the Board of Directors
Mitchell H. Caplan...........................  41     Vice Chairman of the Board of Directors,
                                                        Chief Executive Officer and President
Aileen Lopez Pugh............................  31     Executive Vice President and Chief Financial
                                                        Officer
Laurence P. Greenberg........................  37     Executive Vice President and Chief Marketing
                                                        Officer
Stephen G. Dervenis..........................  34     Executive Vice President, Chief Executive
                                                        Officer of TCM
Michael Opsahl...............................  36     Executive Vice President and Chief Credit
                                                        Officer
Sang-Hee Yi..................................  35     Executive Vice President and Chief Operating
                                                        Officer
Ross C. Atkinson.............................  31     Executive Vice President and Chief Information
                                                        Officer
Arlen W. Gelbard.............................  41     Executive Vice President and General Counsel
David R. DeCamp..............................  40     Director
Dean C. Kehler...............................  42     Director
Marcia Myerberg..............................  53     Director
Steven F. Piaker.............................  36     Director
Mark Rollinson...............................  63     Director



     David A. Smilow, a founder and Chairman of the Company, will continue to reduce his operational role at the Company and, in 1999, is expected to focus exclusively, in his capacity as non-executive chairman, on long term strategic initiatives and asset liability management.



     Mr. Smilow has served as the Chairman of the Board of Directors since March 1994 and as Chief Executive Officer of the Company from March 1994 to April 1998. He has also served as the Chairman of the Board of Directors of Telebank since January 1994 and as Chief Risk Management Officer of Telebank since February 1996. Prior to January 1994, Mr. Smilow served as President of Telebank. Mr. Smilow also serves as President of TCM. Mr. Smilow is the brother-in-law of Mr. Opsahl.



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



     Aileen Lopez Pugh has served as Executive Vice President and Chief Financial Officer of the Company and Telebank since August 1994. Prior to joining management of the Company and Telebank, Ms. Pugh served as a director of the Company from April 1993 to August 1994. From December 1993 to May 1994, she served as a consultant to MET Holdings in connection with the organization of the Company and its initial public offering. Prior to 1993, Ms. Pugh was an auditor with KPMG Peat Marwick.



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



     Stephen G. Dervenis has served as Executive Vice President of the Company, as well as Chief Executive Officer of TCM, since June 1998. From October 1997 to June 1998, Mr. Dervenis served as Director of Amortizing and Emerging Assets Securitization at Barclays Capital in New York. From April 1994 to September 1997, Mr. Dervenis served as a Managing Director of Furman Selz, and from January 1993 to March 1994, as a Vice President at J.P. Morgan, both in New York.



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



     Marcia Myerberg has served as a director of the Company and Telebank since May 1998. Ms. Myerberg has been Chief Executive Officer of Myerberg & Company, L.P., an investment banking firm specializing in the mortgage-backed securities markets, since February 1994. Prior to her current position, from March 1989 to February 1994, Ms. Myerberg was a Senior Managing Director of The Bear Stearns Companies, Inc. From July 1985 to February 1989, she was a Director of Salomon Brothers, Inc., and from November 1979 to June 1985 she was the Senior Vice President-Corporate Finance and Treasurer of Federal Home Loan Mortgage Corporation.



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



                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                                      ------------
                                            ANNUAL COMPENSATION        SECURITIES
                                        ---------------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR   SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
---------------------------             ----   ---------   --------   ------------   ------------------
David A. Smilow.......................  1998   $229,000    $250,000     200,000           $16,000
  Chairman of the Board                 1997    205,000     200,000     200,000            15,000
                                        1996    205,000     188,000          --            15,000
Mitchell H. Caplan....................  1998    229,000     250,000     200,000            16,000
  Vice Chairman, Chief Executive        1997    205,000     200,000     200,000            15,000
  Officer and President                 1996    205,000     188,000          --            15,000
Aileen Lopez Pugh.....................  1998    100,000     130,000      60,000            16,000
  Executive Vice President and          1997     79,500     100,000      20,000            13,913
  Chief Financial Officer               1996     75,000      60,000      30,000            13,500
Laurence P. Greenberg.................  1998    100,000     130,000      60,000            16,000
  Executive Vice President and          1997     79,500     100,000      50,000            15,000
  Chief Marketing Officer               1996     75,000      85,000      10,000            13,164
Stephen G. Dervenis...................  1998     87,500     245,000      25,000            16,000
  Executive Vice President


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


                                                         INDIVIDUAL GRANTS                      OPTION TERM(1)
                                          -----------------------------------------------   -----------------------
                                                        PERCENT                              POTENTIAL REALIZABLE
                                                        OF TOTAL                               VALUE AT ASSUMED
                                          NUMBER OF     OPTIONS                              ANNUAL RATES OF STOCK
                                          SECURITIES   GRANTED TO   EXERCISE                  PRICE APPRECIATION
                                          UNDERLYING   EMPLOYEES    OR BASE                     FOR OPTION TERM
                                           OPTIONS     IN FISCAL     PRICE     EXPIRATION   -----------------------
NAME                                      GRANTED(#)      YEAR       ($/SH)       DATE        5%($)        10%($)
----                                      ----------   ----------   --------   ----------   ----------   ----------
David A. Smilow.........................  200,000(2)      20.8%      $14.50     10/23/08    $1,823,794   $4,621,853
Mitchell H. Caplan......................  200,000(2)      20.8        14.50     10/23/08     1,823,794    4,621,853
Aileen Lopez Pugh.......................   60,000(3)       6.3         9.75      1/27/08       367,903      932,339
Laurence P. Greenberg...................   60,000(3)       6.3         9.75      1/27/08       367,903      932,339
Stephen G. Dervenis.....................   25,000(2)       2.6        14.50     10/23/08       227,974      577,732


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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED-
                                                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                    SHARES                         OPTIONS AT FY-END              AT FY-END($)(1)
                                  ACQUIRED ON      VALUE      ---------------------------   ---------------------------
                                  EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                  -----------   -----------   -----------   -------------   -----------   -------------
David A. Smilow(2)..............    26,666        $74,998       304,064        280,000      $8,690,072     $6,390,000
Mitchell H. Caplan(2)...........        --             --       330,730        280,000       9,416,721      6,390,000
Aileen Lopez Pugh(3)............        --             --        56,000         74,000       1,610,625      1,915,000
Laurence P. Greenberg(4)........        --             --        46,000         84,000       1,266,750      2,164,500
Stephen G. Dervenis(5)..........        --             --         5,000         20,000          97,500        390,000


---------------
(1) Based on last reported sale price of the Common Stock on December 31, 1998 of $34.00 per share and applicable per share exercise price for the options.


(2) On April 28, 1994, Messrs. Smilow and Caplan were each granted options to purchase 85,234 shares of Common Stock with an exercise price of $3.0625 and options to purchase 125,496 shares of Common Stock with an exercise price equal to $3.5625. The options expire in April 2004. Also Messrs. Smilow and Caplan were each granted options to purchase 200,000 shares of Common Stock on February 28, 1997 with an exercise price of $6.75 and an expiration date of February 28, 2007. On October 23, 1998, Messrs. Smilow and Caplan were each granted options to purchase 200,000 shares of Common Stock, with an exercise price of $14.50 and an expiration date of October 23, 2008. For each of these grants, the options vested 20% upon grant, and 20% vest ratably on each of the next four anniversaries of the grant.


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


(5) The Company granted 25,000 options to Mr. Dervenis on October 23, 1998 with an exercise price of $14.50 and an expiration date of October 23, 2008. The options vested 20% upon grant, and 20% vest ratably on each of the next four anniversaries of the grant.


COMPENSATION OF DIRECTORS


     Non-employee directors of the Company receive $3,000 per director annually. Non-employee directors of Telebank receive $12,000 per director annually. In addition, non-employee directors are reimbursed for travel costs and other out-of-pocket expenses incurred in attending meetings.



     As additional compensation for services provided to the Company, in May 1994, the Company granted to each of Messrs. DeCamp and Rollinson options to acquire 10,000 shares of Common Stock, at an exercise price of $3.0625 per share. As of the date of this Annual Report, these options are fully vested. Mr. Rollinson has exercised options to acquire 10,000 shares of Common Stock. In August 1996, the Company granted to each of Messrs. DeCamp, Gelbard and Rollinson options to acquire 20,000 shares of Common Stock, of which options to acquire 36,000 in the aggregate are vested. In October 1998, the Company granted to lease Messrs. Kehler and Piaker options to acquire 20,000 shares of Common Stock, of which options to acquire 8,000 in the aggregate are vested. Also in October 1998, the Company granted Ms. Myerberg options to acquire 10,000 shares of Common Stock, none of which options are vested. As of the date of this Annual Report, options to acquire 120,000 shares of Common Stock held in the aggregate by such directors are outstanding.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (the "Voting Securities") as of March 16, 1999 by (i) any person known to the Company to be the beneficial owner of more than 5% of any class of the Company's Voting Securities, (ii) each director and person nominated to be a director as of December 31, 1998, (iii) the Chief Executive Officer and the Named Executive Officers, and (iv) all directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                 SECURITY OWNERSHIP OF THE COMPANY'S SECURITIES


                                                                        AMOUNT
                                                                         AND
                                                                        NATURE      PERCENTAGE
                                                                          OF            OF
TITLE                                                                 BENEFICIAL       CLASS
OF CLASS                   NAME OF BENEFICIAL OWNER(1)                OWNERSHIP     OUTSTANDING
--------       ---------------------------------------------------    ----------    -----------
Common Stock   David A. Smilow(2)                                     1,655,350          12.75%
               Mitchell H. Caplan(3)                                    879,277           6.77
               Aileen Lopez Pugh(4)                                     116,961              *
               Laurence P. Greenberg(5)                                  87,907              *
               Stephen G. Dervenis(6)                                     5,500              *
               David R. DeCamp(7)                                        19,000              *
               Dean C. Kehler(8)                                        686,590           5.42
               Marcia Myerberg                                               --             --
               Steven F. Piaker(9)                                        4,000              *
               Mark Rollinson(10)                                        23,000              *
               CIBC WG Argosy Merchant Fund 2 LLC(8)                    682,590           5.39
               Conning & Company(11)                                    772,589           6.11
               General American Mutual Holding company(12)              967,614           7.63
               PC Investment Company(13)                                867,866           6.84
               Directors and Executive Officers as a group (9
               individuals)(14)                                       3,477,585          25.34
               TeleBanc Financial Corporation Employee Stock
               Ownership Plan(15)                                       484,945           3.85


---------------
  *  Less than 1%.

 (1) Unless otherwise indicated, the address of each beneficial owner listed above is c/o TeleBanc Financial Corporation, 1111 North Highland Street, Arlington, Virginia 22201.


 (2) 1,153,954 of Mr. Smilow's shares are held by D. Aron LLC, a limited liability company of which Mr. Smilow is the managing member, and 50,036 shares are held directly by Mr. Smilow. Includes 354,064 shares of Common Stock issuable upon exercise of options and 64,200 shares issuable upon exercise of warrants exercisable within 60 days of this filing and 33,096 shares of Common Stock held by the ESOP and allocated to Mr. Smilow's account. Excludes 288,944 shares held by D. Aron LLC over which Mr. Smilow does not have voting or dispositive power and 385,999 shares of Common Stock and warrants to acquire 50,000 shares of Common Stock held by the ESOP (excluding the shares allocated to his account), of which Mr. Smilow is a trustee.



 (3) Includes 380,730 shares of Common Stock issuable upon exercise of options and 46,000 shares issuable upon exercise of warrants exercisable within 60 days of this filing and 15,809 shares of Common Stock held by the ESOP and allocated to Mr. Caplan's account. Excludes 403,286 shares of Common Stock and warrants to acquire 50,000 shares of Common Stock held by the ESOP (excluding the shares allocated to his account), of which Mr. Caplan is a trustee. Mr. Caplan disclaims beneficial ownership of warrants to acquire 23,000 shares of Common Stock listed above.



 (4) Includes 88,000 shares of Common Stock issuable upon exercise of options and 12,200 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing and 7,481 shares of Common Stock held by the ESOP and allocated to Ms. Pugh's account.



 (5) Includes 80,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of this filing and 7,507 shares of Common Stock held by the ESOP and allocated to Mr. Greenberg's account.



 (6) Includes 5,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of the date of this filing.



 (7) Includes 17,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of this filing. Mr. DeCamp's address is Grubb & Ellis, 1717 Pennsylvania Avenue, N.W., Suite 250, Washington, D.C. 20006.

 (8) Mr. Kehler is the designated director for CIBC WG Argosy Merchant Fund 2 LLC ("CIBC Merchant Fund"), which, according to a Schedule 13G filed on February 16, 1999, directly holds 589,840 shares of Common Stock and 92,750 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. Mr. Kehler is a partner of CIBC Merchant Fund and disclaims beneficial ownership of such shares. Mr. Kehler's beneficial ownership interest includes 4,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of December 31, 1998, which are not part of CIBC's holdings. Mr. Kehler's address is c/o CIBC Oppenheimer, 425 Lexington Avenue, 3rd Floor, New York, New York 10017.



 (9) Includes 4,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of this filing. Mr. Piaker is the designated director for Conning & Company and serves as its Senior Vice President. Mr. Piaker does not exercise voting or investment control over the shares held by Conning & Company. Mr. Piaker's address is c/o Conning & Company, City Place II, 185 Asylum Street, Hartford, Connecticut 06103.


(10) Includes 12,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of this filing. Mr. Rollinson's address is P.O. Box 826, Leesburg, Virginia 22075.


(11) According to a Schedule 13G filed on February 16, 1999, Conning Insurance Capital Limited Partnership III ("CICLP III") beneficially owns 671,975 shares of Common Stock. Conning Insurance Capital International Partners III, L.P. ("CICIP III") beneficially owns 100,614 shares of Common Stock. The Company understands that CICLP III and CICIP III collectively own 92,750 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of the date of this filing. Conning & Company controls the general partner of each of CICLP III and CICIP III. The address of Conning & Company is City Place II, 185 Asylum Street, Hartford, Connecticut 06103.



(12) According to a Schedule 13G filed on February 16, 1999, General American Life Insurance Company ("General American"), an indirect subsidiary of General American Mutual Holding Company directly holds 168,524 shares of Common Stock and 26,500 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. General American Mutual Holding Company indirectly controls Conning & Company and may be deemed to beneficially own all of the shares held by CICLP III and CICIP III. Accordingly, the shares held by Conning & Company are also included in the table above. The address of General American is 700 Market Street, St. Louis, Missouri 63101.


(13) PC Investment Company holds 749,940 shares of Common Stock, as well as 117,926 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. The address of PC Investment Company is 401 Theodore Freund Avenue, Rye, New York 10580.


(14) Includes 944,794 shares of Common Stock issuable upon exercise of options and 215,150 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. Excludes 355,202 shares of Common Stock (except for any shares allocable to the accounts of Messrs. Smilow and Caplan and Ms. Pugh) and warrants to acquire 50,000 shares of Common Stock exercisable within 60 days of December 31, 1998, held by the ESOP, of which Messrs. Smilow and Caplan act as trustees.


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

     (a)(3) The following exhibits are either filed with this Annual Report or are incorporated herein by reference:

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
  3.1     Amended and Restated Certificate of Incorporation of the
          Company (incorporated herein by reference to Exhibit 3.1(a)
          to the Company's Registration Statement on Form S-2, File
          No. 333-52871)
  3.2     Bylaws of the Company (incorporated by herein reference to
          Exhibit 3.2, to the Company's Annual Report on Form 10-K for
          the year ended December 31, 1996, dated March 31, 1997)
  4.1     Specimen certificate evidencing shares of Common Stock of
          the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, dated
          March 25, 1994, File No. 33-76930)
  4.2     Form of warrant for the purchase of shares of Common Stock, issued in connection with the Unit Purchase Agreement, dated
          February 19, 1997, among the Company and the Purchasers
          identified therein (incorporated herein by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K,
          dated March 17, 1997)
  4.3     Form of warrant for the purchase of shares of Common Stock, issued in connection with the units of warrants and
          subordinated debt sold in the Company's initial public
          offering (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1, dated
          March 25, 1994, File No. 33-76930)
  4.4     Declaration of Trust of TeleBanc Capital Trust II, dated May
          22, 1998 (incorporated herein by reference to the Company's
          Registration Statement on Form S-2, File No. 333-52871)
  4.5     Form of Certificate of Exchange Junior Subordinated
          Debentures (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K/A for the year ended December 31,
          1997, dated April 2, 1998)
  4.6     Amended and Restated Declaration of Trust of TeleBanc
          Capital Trust I, dated June 9, 1997 (incorporated herein by reference to Exhibit 3.4 to the Company's Registration
          Statement on Form S-4, dated December 8, 1997, File No.
          333-40399)

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
  4.7     Amended and Restated Trust Agreement of TeleBanc Capital
          Trust II, dated July 31, 1998 (incorporated herein by
          reference to Exhibit 4.5 to Amendment No. 1 to the Company's
          Registration Statement on Form S-2, dated July 2, 1998, File
          No. 333-53689)
  4.8     Form of Exchange Capital Security Certificate (incorporated herein by reference to Exhibit 4.6 to the Company's
          Registration Statement on Form S-4, dated December 8, 1997,
          File No. 333-40399)
  4.9     Exchange Guarantee Agreement by the Company for the benefit of the holders of Exchange Capital Securities (incorporated herein by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-4, dated December 8, 1997,
          File No. 333-40399)
 10.1*    1994 Stock Option Plan (incorporated herein by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1, dated March 25, 1994, File No. 33-76930)
 10.2*    1997 Stock Option Plan (incorporated herein by reference to
          Exhibit D to the Company's definitive proxy materials which were filed as Exhibit 99.3 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1996, dated March
          31, 1997)
 10.3*    1998 Stock Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-2, File
          No. 333-52871)
 10.4     Employee Stock Ownership Plan of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-2, File No. 333-52871)
 10.5     Agreement and Plan of Merger by and between the Company and
          Direct Financial Corporation, dated January 14, 1998
          (amended pursuant to the First Amendment to Agreement and
          Plan of Merger dated May 29, 1998 and filed as Exhibit 10.14 incorporated by reference hereto)
 10.6     Registration Rights Agreement, dated June 5, 1997, among the
          Company, TeleBanc Capital Trust I and the Initial Purchaser
          (incorporated herein by reference to Exhibit 4.8 to the
          Company's Registration Statement on Form S-4, dated December
          8, 1997, File No. 333-40399)
 10.7     Unit Purchase Agreement, dated February 19, 1997, among the
          Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current
          Report on 8-K, dated March 17, 1997)
 10.8     Amended and Restated Acquisition Agreement, dated February
          19, 1997, among the Company, Arbor Capital Partners, Inc.,
          MET Holdings, Inc., and William M. Daughtery (incorporated herein by reference to Exhibit 10.2 to the Company's Current
          Report on 8-K, dated March 17, 1997)
 10.9     Liquidated Damages Agreement, dated June 9, 1997, by and
          among the Company, TeleBanc Capital Trust I, and the Initial
          Purchaser (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4, dated
          December 8, 1997, File No. 333-40399)
 10.10    Tax Allocation Agreement, dated April 7, 1994, between
          TeleBank and Company (incorporated herein by reference to
          Exhibit 10.3 to Amendment No. 1 to the Company's
          Registration Statement on Form S-1, dated May 3, 1994, File
          No. 33-76930)
 10.11    Indenture dated June 9, 1997, between the Company and
          Wilmington Trust Company, as debenture trustee (incorporated herein by reference to the Company's Registration Statement on Form S-4, dated December 8, 1997, File No. 333-40399)
 10.12    Form of Indenture between the Company and Wilmington Trust
          Company as Trustee (incorporated herein by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form
          S-1, dated March 25, 1994, File No. 33-76930)
 10.13    Conversion Agreement dated May 15, 1998 by and among the
          Company and certain investors named therein (incorporated
          herein by reference to the Company's Registration Statement on Form S-2, File No. 333-52871)

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
 10.14    First Amendment to Agreement and Plan of Merger (filed as
          Exhibit 10.5 hereto) by and among the Company, Direct
          Financial Corporation and TBK Acquisition Corp., dated May
          29, 1998 (incorporated herein by reference to the Company's
          Registration Statement on Form S-2, File No. 333-52871)
10.15**   Consultation Agreement with Marsha Myerberg.
10.16**   Amended and Restated Acquisition Agreement with MET Holdings
          Corporation and TeleBanc Financial Corporation dated March
          17, 1998.
 21**     Subsidiaries of the Company
 27.1**   Financial Data Schedule


---------------
*  Indicates compensatory plan or arrangement.

** Previously filed.

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

                                          TELEBANC FINANCIAL CORPORATION
                                                  (Registrant)


                                          By: /s/       SANG HAN
                                            ------------------------------------
                                                          Sang Han


                                                Controller and Acting Chief
                                                      Financial Officer