Form 10-K/A
period 1998-12-31
TELEBANC FINANCIAL CORP
filed 1999-04-08
CIK 920986

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     Based upon the closing price of the registrant's common stock as of March 30, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is $730.4 million.


     The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                 CLASS: COMMON STOCK, PAR VALUE $0.01 PER SHARE

                OUTSTANDING AT MARCH 30, 1999: 12,610,599 SHARES


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

     In establishing the allowance for loan losses, we set up specific allowances for probable losses that we have identified on specific loans. Additionally, we provide general allowance for estimated expected losses in the remainder of the loan portfolio. The allowances established by management are subject to review and approval by the Company's Board of Directors. Each month, we review the allowance for adequacy, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:

     - the composition and quality of the portfolio

     - delinquency trends

     - current charge-off and loss experience

     - the state of the real estate market

     - general economic conditions

     During 1998, we recorded a net increase of $1.2 million in the allowance for loan losses. The increase resulted from a provision of $905,000, $723,000 from the acquisition of DFC, offset by net charge-offs of $457,000. As of December 31, 1998, total allowance for loan losses equaled $4.8 million, of which $449,000 represents reserves established by management for probable losses on specific loans.



     The general allowance is computed based on an assessment of performing loans. Each month, the performing loan portfolio is stratified by asset type (one- to four-family, commercial, consumer, etc.) and a range of expected loss ratios is applied to each type of loan. Expected loss ratios range between 20 basis points and 200 basis points depending upon asset type, loan-to-value ratio and current market and economic conditions. The expected loss ratios are based on historical loss experience, adjusted to reflect industry loss experience as published by the Office of Thrift Supervision. We believe that an adjustment was appropriate in estimating the losses inherent in the loan portfolio due to the fact that the Bank purchases, rather than originates in house, the majority of its loans and the limited amount of historical loss experience to date.


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


     As of December 31, 1998, total loans receivable included nine pools of credit-enhanced one- to four-family mortgage loans totaling $43.1 million, or 4.7%, of total gross loans outstanding. One of these pools, totaling $22.2 million, has a credit reserve from the seller equal to 2.3% of the unpaid principal balance at the time of purchase to offset any losses. Three pools, totaling $13.0 million, have certain recourse whereby the seller must repurchase any loan that becomes more than 90 days past due at any time during the life of the loan. The five remaining pools, which total $7.9 million, have other forms of credit enhancement, including letters of credit and offsetting cash reserves designed to protect us from credit losses. We believe that the combination of our loan loss allowance, net credit discount and credit enhancement on certain loan pools is adequate to cover estimated losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



     We believe that we have established our existing loss allowances in accordance with generally accepted accounting principles. However, in reviewing our loan portfolio, regulators may request that we increase our allowance for losses. Such an increase would negatively affect our financial condition and earnings.


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
                                   =======       ====       =======

     The above amounts include specific reserves totaling $449,000, $510,000, $579,000, $392,000, and $201,000, at December 31, 1998, 1997, 1996, 1995 and
1994, respectively, related to loans classified as loss.


     The following table shows the activity in our allowance for loan losses during the periods indicated.


                                                          1998     1997     1996     1995    1994
                                                         ------   ------   ------   ------   -----
Allowance for loan losses at the beginning of the
  year.................................................  $3,594   $2,957   $2,311   $  989   $ 835
Charge-offs:
  Real estate loans....................................    (463)    (304)    (409)    (406)   (522)
  Other consumer.......................................     (76)      --      (28)      --      --
  Other loans..........................................     (17)      --       --       --      --
                                                         ------   ------   ------   ------   -----
          Total charge-offs............................    (556)    (304)    (437)    (406)   (522)
Recoveries:
  Real estate loans....................................      13       13      148        6     184
  Other consumer.......................................      81        7       16       --      --
  Other loans..........................................       5       --       --       --      --
                                                         ------   ------   ------   ------   -----
          Total recoveries.............................      99       20      164        6     184
Net Charge-offs........................................    (457)    (254)    (273)    (400)   (338)
Loan loss allowance acquired in the merger with DFC....     724       --       --       --      --
Additions charged to operations........................     905      921      919    1,722     492
                                                         ------   ------   ------   ------   -----
Allowance for loan losses at the beginning of the
  year.................................................  $4,766   $3,594   $2,957   $2,311   $ 989


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


     As of December 31, 1998, all of our REO consisted of one- to four-family real estate loans.


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

                                                 AT OR                                          AT OR
                                          FOR THE YEAR ENDED                             FOR THE YEAR ENDED
                                           DECEMBER 31, 1998                              DECEMBER 31, 1997
                       ---------------------------------------------------------   -------------------------------
                                  WEIGHTED    MAXIMUM    WEIGHTED     AVERAGE                 WEIGHTED    MAXIMUM
                        ENDING    AVERAGE    AMOUNT AT   AVERAGE      WEIGHTED      ENDING    AVERAGE    AMOUNT AT
CATEGORY               BALANCE      RATE     MONTH-END   BALANCE    AVERAGE RATE   BALANCE      RATE     MONTH-END
--------               --------   --------   ---------   --------   ------------   --------   --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Advances from the
 FHLB of Atlanta.....  $472,500     5.19%    $478,000    $219,487       5.49%      $200,000     5.86%    $200,000
Securities sold under
 agreement to
 repurchase..........  $401,100     5.52%    $519,078    $259,846       5.69%      $279,909     6.10%    $279,909

                                AT OR                                      AT OR
                         FOR THE YEAR ENDED                         FOR THE YEAR ENDED
                          DECEMBER 31, 1997                          DECEMBER 31, 1996
                       -----------------------   ---------------------------------------------------------
                       WEIGHTED     AVERAGE                 WEIGHTED    MAXIMUM    WEIGHTED     AVERAGE
                       AVERAGE      WEIGHTED      ENDING    AVERAGE    AMOUNT AT   AVERAGE      WEIGHTED
CATEGORY               BALANCE    AVERAGE RATE   BALANCE      RATE     MONTH-END   BALANCE    AVERAGE RATE
--------               --------   ------------   --------   --------   ---------   --------   ------------
                                                     (DOLLARS IN THOUSANDS)
Advances from the
 FHLB of Atlanta.....  $160,749       5.66%      $144,800     5.56%    $154,500    $120,633       5.91%
Securities sold under
 agreement to
 repurchase..........  $117,431       5.76%      $ 57,581     5.69%    $ 97,416    $68,920        5.77%

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

  DIRECT FINANCIAL CORPORATION ACQUISITION


     On August 10, 1998, we acquired Direct Financial Corporation, the thrift holding company of Premium Bank, F.S.B. This acquisition presented an opportunity to acquire a financial services company employing a direct marketing strategy similar to ours. Premium Bank operated from a single branch in New Jersey, and its deposit base was concentrated in the mid-Atlantic region of the United States. We are using Premium Bank's former office as a back-up call center and operations center pending a final systems conversion of Premium Bank, expected to be completed in June 1999. We paid approximately $22.3 million cash in the transaction. At the time of the acquisition, Direct Financial Corporation had $307.1 million in deposits and 19,263 accounts.


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

  YEAR 2000 READINESS DISCLOSURE STATEMENT


     In 1997, we began year 2000 planning, following the five steps recommended by the Federal Financial Institutions Examination Council. We have completed phases focused on awareness and assessment and continue to update the results of these phases for new information received. Currently, the renovation phase, which consists of implementing changes and monitoring vendor renovation, and the validation phase, which consists of testing renovated systems, are underway. We are monitoring vendors for software updates and final compliance certification statements and have received certifications from all of our vendors. Some vendors, however, have continued to update their products to correct year 2000 issues even after certifying that they are year 2000 compliant, indicating that these certifications may not be final. As a result, following the receipt of the final certification statements relating to those systems identified as mission critical in the assessment phase, we internally validate such certifications through testing. To date, we have identified no significant year 2000 issues through our testing of mission critical systems. Our mission critical systems include the deposit processing system, general ledger system and internet banking applications. We are substantially complete with renovation, validation and implementation of all mission critical systems. As of April 6, 1999, we have completed 100% of our remediation efforts and 75% of the testing of our mission critical systems.


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

     The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                                                       TO BE WELL
                                                             FOR CAPITAL            CAPITALIZED UNDER
                                                              ADEQUACY              PROMPT CORRECTIVE
                                           ACTUAL             PURPOSES:            ACTION PROVISIONS:
                                      ----------------   -------------------   ---------------------------
                                       AMOUNT    RATIO     AMOUNT      RATIO         AMOUNT         RATIO
                                      --------   -----   -----------   -----         ------         -----

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

9.  LOANS SERVICED FOR OTHERS

     Mortgage loans master serviced by the Bank for others are not included in the accompanying consolidated statements of financial condition because the related loans are not owned by the Company or any of its subsidiaries. The unpaid principal balances of these loans at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                1998        1997
                                                              --------    --------
Mortgage loans underlying pass-through securities:
  Federal Home Loan Mortgage Corporation....................  $110,162    $148,269
  Federal National Mortgage Association.....................   106,006     135,973
                                                              --------    --------
  Subtotal..................................................   216,168     284,242
                                                              --------    --------
Mortgage loan portfolio serviced for:
  Other investors...........................................    28,855      44,702
                                                              --------    --------
          Total.............................................  $245,023    $328,944
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

21.  EMPLOYEE STOCK OWNERSHIP PLAN


     The Company sponsors an Employee Stock Ownership Plan ("ESOP"). All employees of the Company who meet limited qualifications participate in the ESOP. Under the ESOP, the Company contributes to a separate trust fund maintained exclusively for the benefit of those employees who have become participants. The ESOP has borrowed from the Company and used the proceeds to acquire Company stock. The ESOP shares initially were pledged as collateral for its debt to the Company. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. As of December 31, 1998 and 1997, the ESOP owned 434,945 and 261,094 shares, respectively, of the Company's stock, with approximately 223,000 and 196,536 shares allocated, respectively. As of December 31, 1998 and 1997, the fair value of unearned shares held by the ESOP was $7.2 million and $573,000, respectively. Compensation expense was $391,000, $247,000 and $224,000 for the years ended December 31, 1998, 1997, and
1996, respectively.


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table lists the current directors, executive officers and certain key employees of the Company:


NAME                                           AGE                       POSITION
----                                           ---                       --------
David A. Smilow..............................  37     Chairman of the Board of Directors
Mitchell H. Caplan...........................  41     Vice Chairman of the Board of Directors,
                                                        Chief Executive Officer and President
Aileen Lopez Pugh............................  31     Executive Vice President and Chief Financial
                                                      Officer
Laurence P. Greenberg........................  37     Executive Vice President and Chief Marketing
                                                      Officer
Stephen G. Dervenis..........................  34     Executive Vice President, Chief Executive
                                                      Officer of TCM
Michael Opsahl...............................  36     Executive Vice President and Chief Credit
                                                      Officer
Sang-Hee Yi..................................  34     Executive Vice President and Chief Operating
                                                      Officer
Ross C. Atkinson.............................  30     Executive Vice President and Chief Information
                                                        Officer
Arlen W. Gelbard.............................  41     Executive Vice President and General Counsel
David R. DeCamp..............................  40     Director
Dean C. Kehler...............................  42     Director
Marcia Myerberg..............................  54     Director
Steven F. Piaker.............................  36     Director
Mark Rollinson...............................  63     Director


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


                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                                      ------------
                                            ANNUAL COMPENSATION        SECURITIES
                                        ---------------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR   SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
---------------------------             ----   ---------   --------   ------------   ------------------
David A. Smilow.......................  1998   $229,000    $250,000     200,000           $16,000
  Chairman of the Board                 1997    205,000     200,000     200,000            15,000
                                        1996    205,000     188,000          --            15,000
Mitchell H. Caplan....................  1998    229,000     250,000     200,000            16,000
  Vice Chairman, Chief Executive        1997    205,000     200,000     200,000            15,000
  Officer and President                 1996    205,000     188,000          --            15,000
Aileen Lopez Pugh.....................  1998    100,000     130,000      60,000            16,000
  Executive Vice President and          1997     79,500     100,000      20,000            15,000
  Chief Financial Officer               1996     75,000      60,000      30,000            13,500
Laurence P. Greenberg.................  1998    100,000     130,000      60,000            16,000
  Executive Vice President and          1997     79,500     100,000      50,000            15,000
  Chief Marketing Officer               1996     75,000      85,000      10,000            15,000
Stephen G. Dervenis...................  1998     87,500     245,000      25,000            16,000
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


     As additional compensation for services provided to the Company, in May 1994, the Company granted to each of Messrs. DeCamp and Rollinson options to acquire 10,000 shares of Common Stock, at an exercise price of $3.0625 per share. As of the date of this Annual Report, these options are fully vested. Mr. Rollinson has exercised options to acquire 10,000 shares of Common Stock. In August 1996, the Company granted to each of Messrs. DeCamp, Gelbard and Rollinson options to acquire 20,000 shares of Common Stock, of which options to acquire 36,000 in the aggregate are vested. In October 1998, the Company granted to each of Messrs. Kehler and Piaker options to acquire 20,000 shares of Common Stock, of which options to acquire 8,000 in the aggregate are vested. Also in October 1998, the Company granted Ms. Myerberg options to acquire 10,000 shares of Common Stock, none of which options are vested. As of the date of this Annual Report, options to acquire 120,000 shares of Common Stock held in the aggregate by such directors are outstanding.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (the "Voting Securities") as of March 30, 1999 by (i) any person known to the Company to be the beneficial owner of more than 5% of any class of the Company's Voting Securities, (ii) each director and person nominated to be a director as of December 31, 1998, (iii) the Chief Executive Officer and the Named Executive Officers, and (iv) all directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                 SECURITY OWNERSHIP OF THE COMPANY'S SECURITIES


                                                                        AMOUNT
                                                                         AND
                                                                        NATURE      PERCENTAGE
                                                                          OF            OF
TITLE                                                                 BENEFICIAL       CLASS
OF CLASS                   NAME OF BENEFICIAL OWNER(1)                OWNERSHIP     OUTSTANDING
--------       ---------------------------------------------------    ----------    -----------
Common Stock   David A. Smilow(2)                                     1,655,350        12.71%
               Mitchell H. Caplan(3)                                    879,277         6.74
               Aileen Lopez Pugh(4)                                     116,961            *
               Laurence P. Greenberg(5)                                  87,907            *
               Stephen G. Dervenis(6)                                     5,700            *
               David R. DeCamp(7)                                        19,000            *
               Dean C. Kehler(8)                                        686,590         5.40
               Marcia Myerberg                                               --           --
               Steven F. Piaker(9)                                        4,000            *
               Mark Rollinson(10)                                        20,500            *
               CIBC WG Argosy Merchant Fund 2 LLC(8)                    682,590         5.37
               Conning & Company(11)                                    772,589         6.08
               General American Mutual Holding company(12)              967,614         7.60
               PC Investment Company(13)                                867,866         6.82
               Directors and Executive Officers as a group (9
               individuals)(14)                                       3,475,285        25.24
               TeleBanc Financial Corporation Employee Stock
               Ownership Plan(15)                                       495,445         3.91


---------------
  *  Less than 1%.

 (1) Unless otherwise indicated, the address of each beneficial owner listed above is c/o TeleBanc Financial Corporation, 1111 North Highland Street, Arlington, Virginia 22201.


 (2) 1,153,954 of Mr. Smilow's shares are held by D. Aron LLC, a limited liability company of which Mr. Smilow is the managing member, and 50,036 shares are held directly by Mr. Smilow. Includes 354,064 shares of Common Stock issuable upon exercise of options and 64,200 shares issuable upon exercise of warrants exercisable within 60 days of this filing and 33,096 shares of Common Stock held by the ESOP and allocated to Mr. Smilow's account. Excludes 288,944 shares held by D. Aron LLC over which Mr. Smilow does not have voting or dispositive power and 412,349 shares of Common Stock and warrants to acquire 50,000 shares of Common Stock held by the ESOP (excluding the shares allocated to his account), of which Mr. Smilow is a trustee.



 (3) Includes 380,730 shares of Common Stock issuable upon exercise of options and 46,000 shares issuable upon exercise of warrants exercisable within 60 days of this filing and 15,809 shares of Common Stock held by the ESOP and allocated to Mr. Caplan's account. Excludes 429,636 shares of Common Stock and warrants to acquire 50,000 shares of Common Stock held by the ESOP (excluding the shares allocated to his account), of which Mr. Caplan is a trustee. Mr. Caplan disclaims beneficial ownership of warrants to acquire 23,000 shares of Common Stock listed above.


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


(12) According to a Schedule 13G filed on February 16, 1999, General American Life Insurance Company ("General American"), an indirect subsidiary of General American Mutual Holding Company directly holds 168,525 shares of Common Stock and 26,500 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. General American Mutual Holding Company indirectly controls Conning & Company and may be deemed to beneficially own all of the shares held by CICLP III and CICIP III. Accordingly, the shares held by Conning & Company are also included in the table above. The address of General American is 700 Market Street, St. Louis, Missouri 63101.


(13) PC Investment Company holds 749,940 shares of Common Stock, as well as 117,926 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. The address of PC Investment Company is 401 Theodore Freund Avenue, Rye, New York 10580.


(14) Includes 944,794 shares of Common Stock issuable upon exercise of options and 215,150 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of this filing. Excludes 381,552 shares of Common Stock (except for any shares allocable to the accounts of Messrs. Smilow, Caplan and Greenberg and Ms. Pugh) and warrants to acquire 50,000 shares of Common Stock exercisable within 60 days of December 31, 1998, held by the ESOP, of which Messrs. Smilow and Caplan act as trustees.


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