Form 10-Q
period 1999-03-31
TELEBANC FINANCIAL CORP
filed 1999-05-17
CIK 920986

================================================================================
                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                                 (703) 247-3700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X                   No
                                        -----                    -----

Indicate the number of shares outstanding for the issuer's classes of common stock, as of May 14, 1999.

     $.01 par value of common stock                             16,620,352
     ------------------------------                             ----------
                (class)                                       (outstanding)

================================================================================

                                    FORM 10-Q

                                      INDEX

Part I - Financial Information                                                                   Page
------------------------------                                                                   ----
Item 1.

   Consolidated Statements of Financial Condition - March 31, 1999 and December 31, 1998           3

   Consolidated Statements of Operations and Comprehensive Income -- Three months ended
     March 31, 1999 and 1998                                                                       4

   Consolidated Statements of Changes in Stockholders' Equity - Three months ended March
     31, 1999 and 1998                                                                             6

   Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998              7

   Notes to Consolidated Financial Statements                                                      8

Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations          12

Item 3.

   Quantitative and Qualitative Disclosures about Market Risk                                     18


Part II - Other Information
---------------------------

Item 6.

   Exhibits and Reports on Form 8-K

      (a)  Exhibits                                                                               18
      (b)  Reports on Form 8-K                                                                    18

Signatures                                                                                        19

                         TELEBANC FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In Thousands, Except Per Share Data)

                                                                                         March 31,       December 31,
                                                                                           1999              1998
                                                                                         ---------       ------------
                                                                                        (unaudited)
ASSETS:
Cash and cash equivalents                                                              $     19,218     $     26,282
Trading securities                                                                           18,929           29,584
Investment securities available for sale                                                    219,223          220,358
Mortgage-backed securities available for sale                                             1,123,460        1,012,163
Loans receivable held for sale                                                              103,857          117,928
Loans receivable, net                                                                     1,047,137          786,926
Other assets                                                                                 88,985           90,100
                                                                                       ------------     ------------

                          Total assets                                                 $  2,620,809     $  2,283,341
                                                                                       ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Retail deposits                                                                        $  1,341,480     $  1,142,385
Brokered callable certificates of deposit                                                    67,116           67,085
Advances from the Federal Home Loan Bank of Atlanta                                         410,500          472,500
Securities sold under agreements to repurchase and other borrowings                         602,913          404,435
Subordinated debt, net                                                                       29,917           29,855
Other liabilities                                                                            14,628           18,261
                                                                                       ------------     ------------

                          Total liabilities                                               2,466,554        2,134,521
                                                                                       ------------     ------------

Company-Obligated Mandatorily Redeemable Preferred Capital Securities of
     Subsidiary Trust Holding Soley Junior Subordinated Debentures of the Company            35,402           35,385

Stockholders' equity:
Common stock, $0.01 par value, 29,500,000 shares authorized; 12,537,880 and
     12,388,242 issued and outstanding at March 31, 1999 and December 31, 1998                  126              123
Additional paid-in capital                                                                  105,750          103,194
Unearned ESOP shares                                                                         (2,549)          (2,578)
Retained earnings                                                                            12,067           10,819
Unrealized gain on securities available for sale, net of tax                                  3,459            1,877
                                                                                       ------------     ------------

                          Total stockholders' equity                                        118,853          113,435
                                                                                       ------------     ------------

                          Total liabilities and stockholders' equity                   $  2,620,809     $  2,283,341
                                                                                       ============     ============


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (In Thousands, Except Per Share Data)

                                   (unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                       1999          1998
                                                                                       ----          ----
   Interest income:
       Loans                                                                        $ 19,111       $ 10,365
       Mortgage-backed and related securities                                         18,305          5,074
       Investment securities                                                           3,391          1,701
       Trading securities                                                                207            636
       Other                                                                             678            295
                                                                                    --------       --------

          Total interest income                                                       41,692         18,071

   Interest expense:
       Retail deposits                                                                17,158          8,055
       Brokered callable certificates of deposit                                       1,098            374
       Advances from the Federal Home Loan Bank of Atlanta                             5,745          2,718
       Repurchase agreements and other borrowings                                      7,477          2,451
       Subordinated debt                                                                 884            879
                                                                                    --------       --------

          Total interest expense                                                      32,362         14,477
                                                                                    --------       --------

          Net interest income                                                          9,330          3,594

   Provision for loan losses                                                             490            250
                                                                                    --------       --------

          Net interest income after provision for loan losses                          8,840          3,344
                                                                                    --------       --------

   Non-interest income:
       Gain on sale of available-for-sale securities                                   1,021            891
       Gain on sale of loans                                                           1,833            121
       Gain on trading securities                                                        143             62
       Gain on equity investment                                                         148            526
       Fees, service charges and other                                                   530            347
                                                                                    --------       --------

          Total non-interest income                                                    3,675          1,947

   Non-interest expenses:
       Selling, general and administrative expenses:
         Compensation and employee benefits                                            2,537          1,950
         Advertising and marketing                                                     2,459            629
         Other                                                                         3,389          1,310
                                                                                    --------       --------

          Total selling, general and administrative expenses                           8,385          3,889

       Other non-interest expenses:
         Net operating costs of real estate acquired through foreclosure                 (40)            82
         Amortization of goodwill and other intangibles                                  609            233
                                                                                    --------       --------

          Total other non-interest expenses                                              569            315
                                                                                    --------       --------

            Total non-interest expenses                                                8,954          4,204
                                                                                    --------       --------

                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                      (In Thousands, Except Per Share Data)

                                   (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   1999          1998
                                                                                 -------        -------
          Income before income tax expense                                         3,561          1,087

   Income tax expense                                                              1,283            475

   Minority interest in subsidiary                                                   561            176
                                                                                 -------        -------

          Income before cumulative effect of accounting change                     1,717            436

   Cumulative effect of accounting change, net of tax                                469             --
                                                                                 -------        -------

          Net income                                                               1,248            436

   Preferred stock dividends                                                          --            162
                                                                                 -------        -------

          Net income available to common stockholders                            $ 1,248        $   274
                                                                                 =======        =======


   Other comprehensive income, net of tax:
       Unrealized holding gain on securities arising during the period             2,215            814
       Less: reclassification adjustment for gains included in net income           (633)          (552)
                                                                                 -------        -------

          Other comprehensive income, net of tax                                   1,582            262
                                                                                 -------        -------

          Comprehensive income                                                   $ 2,830        $   536
                                                                                 =======        =======


   Earnings per share:
       Basic:
          Income before cumulative effect of accounting change                   $  0.14        $  0.06
          Cumulative effect of accounting change, net of tax                       (0.04)            --
                                                                                 -------        -------
          Net income                                                             $  0.10        $  0.06
                                                                                 =======        =======

       Diluted:
          Income before cumulative effect of accounting change                   $  0.12        $  0.05
          Cumulative effect of accounting change, net of tax                       (0.03)            --
                                                                                 -------        -------
          Net income                                                             $  0.09        $  0.05
                                                                                 =======        =======



          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                 (In Thousands)

                                   (unaudited)


                                                                                                              Unrealized
                                                                                                               Gains on
                                                                        Additional   Unearned                 Available-
                                                 Preferred    Common     Paid-in      ESOP        Retained     for-Sale
                                                   Stock       Stock     Capital      Shares      Earnings    Securities    Total
                                                 ---------    ------    ----------   --------     --------    ----------    -----
Balances at December 31, 1997                   $  15,281   $      44   $  16,205   $      --    $  11,556    $   2,738   $  45,824

Net income for the three months ended March
   31, 1998                                            --          --          --          --          436           --         436

Exercise of stock options                              --          --         180          --           --           --         180

Dividends on 4% Cumulative Preferred Stock             --          --          --          --         (162)          --        (162)

Unrealized gain on available-for-sale
   securities,  net of tax effect
                                                       --          --          --          --           --          262         262
                                                ---------   ---------   ---------   ---------    ---------    ---------   ---------

Balances at March 31, 1998                      $  15,281   $      44   $  16,385   $      --    $  11,830    $   3,000   $  46,540
                                                =========   =========   =========   =========    =========    =========   =========

Balances at December 31, 1998                   $      --   $     123   $ 103,194   $  (2,578)   $  10,819    $   1,877   $ 113,435

Net income for the three months ended March
   31, 1999                                            --          --          --          --        1,248           --       1,248

Exercise of warrants and stock options,
   including related tax benefit                       --           3       2,501          --           --           --       2,504

Release of unearned ESOP shares                        --          --          55          29           --           --          84

Unrealized gain on available-for-sale
   securities,  net of tax effect
                                                       --          --          --          --           --        1,582       1,582
                                                ---------   ---------   ---------   ---------    ---------    ---------   ---------

Balances at March 31, 1999                      $      --   $     126   $ 105,750   $  (2,549)   $  12,067    $   3,459   $ 118,853
                                                =========   =========   =========   =========    =========    =========   =========


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          -------------------------
                                                                                             1999            1998
                                                                                          ---------       ---------
Net cash provided by (used in) operating activities                                       $  27,467       $  (4,776)
                                                                                          ---------       ---------

Cash flows from investing activities:
    Net increase in loans held to maturity                                                 (259,481)        (26,002)
    Interest received on loans extended to Employee Stock Ownership Plan                         29              --
    Equity investment in subsidiaries                                                        (1,022)           (724)
    Purchases of available-for-sale securities                                             (279,795)       (143,899)
    Proceeds from sales of available-for-sale securities                                     82,251         151,543
    Proceeds from maturities of and principal payments on available-for-sale
     securities                                                                              85,561          18,419
    Net purchases of premises and equipment                                                    (914)           (226)
    Proceeds from sale of foreclosed real estate                                              1,159             494
                                                                                          ---------       ---------

          Net cash used in investing activities                                            (372,212)           (395)
                                                                                          ---------       ---------

Cash flows from financing activities:
    Net increase in deposits                                                                199,126          80,619
    Advances from the Federal Home Loan Bank of Atlanta                                     691,010          87,500
    Payments on advances from the Federal Home Loan Bank of Atlanta                        (753,010)        (97,500)
    Net increase (decrease) in securities sold under agreements to repurchase               198,478        (125,939)
    Net increase in other borrowed funds                                                         79              52
    Proceeds from the issuance of common stock                                                2,559             180
    Dividends paid on Trust Preferred securities                                               (561)           (176)
    Dividends paid on common and preferred stock
                                                                                                 --            (162)
                                                                                          ---------       ---------

          Net cash provided by (used in) financing activities                               337,681         (55,426)
                                                                                          ---------       ---------

Net decrease in cash and cash equivalents                                                    (7,064)        (60,597)

Cash and cash equivalents at beginning of period                                             26,282          92,156
                                                                                          ---------       ---------

Cash and cash equivalents at end of period                                                $  19,218       $  31,559
                                                                                          =========       =========


Supplemental information:
    Interest paid on deposits and borrowed funds                                          $  29,308       $  13,692
    Income taxes paid                                                                            60             242
    Gross unrealized gain on available-for-sale securities                                    2,552             465
    Tax effect of gain on available-for-sale securities                                         970             203


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 1. BASIS OF PRESENTATION

     TeleBanc Financial Corporation ("TeleBanc" or the "Company") is a savings and loan holding company organized under the laws of Delaware in 1994. The primary business of the Company is the activities conducted by TeleBank (the "Bank" or "Telebank") and TeleBanc Capital Markets, Inc. ("TCM"). The Bank, the leading and largest online bank, is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation to customers nationwide. TCM is a funds manager and registered broker-dealer. TeleBanc Capital Trust I ("TCT I") and TeleBanc Capital Trust II ("TCT II") are business trusts formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the Company. The Bank, through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC"), owns 100% of TeleBanc Insurance Services, Inc. ("TBIS"), which was formed in May 1998 to offer co-branded insurance products. TSC also owns 50% of AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA is its two-thirds investment in Portfolio Recovery Associates, LLC ("PRA"), which acquires and collects delinquent consumer debt obligations for its own portfolio.

     The financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of March 31, 1999 and the results of consolidated operations for the three months ended March 31, 1999 and 1998. The results of consolidated operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1998, included in the Company's Annual Report to Stockholders for 1998, should be read in conjunction with these statements.

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

     Effective January 1, 1999, the Company changed its method of accounting for start-up costs to comply with Statement of Position 98-5, Reporting on the Cost of Start-up Activities ("SOP 98-5"), issued by the American Institute of Certified Public Accountants in 1998. SOP 98-5 requires that start-up activities be expensed as incurred rather than capitalized. Therefore, as of January 1, 1999, the Company expensed all previously capitalized start-up costs, reporting the expense as a cumulative effect of accounting change in the Consolidated Statement of Operations and Comprehensive Income.

                         TELEBANC FINANCIAL CORPORATION


NOTE 2. EARNINGS PER SHARE

     Basic earnings per common share, as required by Statement of Financial Accounting Standards No. 128, is computed by dividing adjusted net income by the total of the weighted average number of common shares outstanding during the respective periods. Options and warrants are deemed to be dilutive if the average market price of the related Common Stock for the period exceeds the exercise price.

     In February 1997, the Company issued 29,900 shares of 4% Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01, which was convertible to 2,399,479 shares of the Company's Common Stock. For purposes of the diluted earnings per share calculation, the Company assumed that all outstanding shares of Preferred Stock had converted to Common Stock as of the beginning of the respective periods. In July 1998, the Preferred Stock converted to Common Stock and, therefore, was no longer outstanding as of March 31, 1999.

     The Company's year to date weighted average number of common shares outstanding was 12,324,997 at March 31, 1999 and 4,467,610 at March 31, 1998.
For the diluted earnings per share computation, weighted average shares outstanding also includes potentially dilutive securities.

                                EPS CALCULATION

                                                        Income                 Shares            Per Share Amount
                                                        ------                 ------            ----------------

                                                ---------------------------------------------------------------------
                                                                For the Quarter Ended March 31, 1999
                                                ---------------------------------------------------------------------
Basic earnings per share
Income before cumulative effect of
  accounting change                            $       1,717,000             12,324,997        $        0.14
Cumulative effect of accounting
  change, net of tax                                    (469,000)                                      (0.04)
                                               -----------------                               -------------
Net income                                     $       1,248,000                               $        0.10
                                               =================                               =============

Options issued to management                                                  1,468,247
Warrants                                                                        728,258
                                                                             ----------

Diluted earnings per share
Income before cumulative effect of
  accounting change                            $       1,717,000             14,521,502        $        0.12
                                                                             ==========
Cumulative effect of accounting
  change, net of tax                                    (469,000)                                      (0.03)
                                               -----------------                               -------------
Net income                                     $       1,248,000                               $        0.09
                                               =================                               =============

                         TELEBANC FINANCIAL CORPORATION

                                                        Income                 Shares            Per Share Amount
                                                ---------------------------------------------------------------------
                                                                For the Quarter Ended March 31, 1998
                                                ---------------------------------------------------------------------
Net income                                      $         436,000
Less: preferred stock dividends                           162,000
                                                -----------------
Basic earnings per share
Income available to common shareholders         $         274,000              4,467,610       $         0.06
                                                                                               ======================
Options issued to management                                   --                666,360
Warrants                                                       --                623,012
Convertible preferred stock                                    --                     --

                                                ---------------------------------------------
Diluted earnings per share                      $         274,000              5,756,982       $         0.05 (a)
                                                =====================================================================


(a) The impact of the convertible preferred stock is antidilutive for the three months ended March 31, 1998.


NOTE 3. TRUST PREFERRED SECURITIES

     In June 1997, the Company formed TCT I, which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10.0 million in a private placement. TCT I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the Company. These junior subordinated debentures, which are the sole assets of TCT I, have a principal amount of $10.0 million and bear interest at an annual rate of 11.0%. The junior subordinated debentures mature in 2027.

     In July 1998, the Company formed TCT II, a business trust formed solely for the purpose of issuing capital securities. TCT II sold, at par, 1,100,000 shares of Beneficial Unsecured Securities, Series A, with a liquidation amount of $25 per share, for a total of $27.5 million and invested the net proceeds in the Company's 9.0% Junior Subordinated Deferrable Interest Debentures, Series A. These Junior Subordinated Deferrable Interest Debentures, Series A, which are the sole assets of TCT II, have a principal amount of $27.5 million and mature in 2028.


NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

                         TELEBANC FINANCIAL CORPORATION

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

NOTE 4. SUBSEQUENT EVENTS

     In April 1999, the Company sold 3,970,000 shares of its Common Stock to the public, raising aggregate net proceeds of $396.2 million. The Company plans to use $18.3 million of proceeds to redeem $17.3 million face amount of subordinated debt after May 1, 1999, including a 5.75% premium. This debt bears interest at 11.5% and matures on May 1, 2004. The Company will use $13.7 million of proceeds to redeem $13.7 million face amount of subordinated debt bearing interest at 9.5% and maturing on March 31, 2004. The Company intends to use approximately $282.2 million of the proceeds to invest as additional capital of Telebank. The remainder of the proceeds will be used for general corporate purposes, which include funding the Company's continued growth and augmenting working capital.

     In April 1999, the Company announced a two-for-one split of its Common Stock, subject to shareholder approval of an increase in the number of shares outstanding. If this increase is approved, shares resulting from the split will be issued on June 8, 1999 to shareholders of record as of May 28, 1999.

     In May 1999, the Company completed the purchase of the building that houses its current main headquarters in Arlington, Virginia, for $10.2 million.

NOTE 5. COMMITMENTS AND CONTINGENT LIABILITIES

     As of March 31, 1999, we had commitments to purchase $59.4 million in loans. Also, certificates of deposit that are scheduled to mature in less than one year as of March 31, 1999 totaled $722.3 million. In the normal course of business, we make various commitments to extend credit and incur contingent liabilities that are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS OF AND FOR
                      THE THREE MONTHS ENDED MARCH 31, 1999

     This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to TeleBanc and its subsidiaries. The words "believe", "expect", "may", "will", "should", "project", "contemplate", "anticipate", "forecast", "intend" or similar terminology are intended to identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. Certain factors that may cause such a difference include interest rate fluctuations, our ability to create brand awareness, our ability to grow through the introduction of new products and services and our ability to attain year 2000 compliance and to ensure year 2000 compliance from the third parties with whom we do business.

     This discussion and analysis includes descriptions of material changes that have affected our consolidated financial condition and consolidated results of operations during the periods included in our financial statements.


FINANCIAL CONDITION (MARCH 31, 1999 COMPARED TO DECEMBER 31, 1998)

     Total assets increased $300.0 million to $2.6 billion at March 31, 1999 from $2.3 billion at December 31, 1998, a 13.0% increase. Loans receivable, net accounted for the majority of this rise, increasing $213.1 million from $786.9 million at December 31, 1998 to $1.0 billion at March 31, 1999, an increase of 27.1%, as we continued to build our core assets during the quarter. Available-for-sale mortgage-backed securities also increased, rising $100.0 million, or 10.0%, from $1.0 billion at December 31, 1998 to $1.1 billion at March 31, 1999. At the same time, our portfolio of trading mortgage-backed securities decreased $10.7 million, or 36.1%, to $18.9 million at March 31, 1999 from $29.6 million at December 31, 1998.

     We funded this overall asset growth through additional retail deposits and other borrowings. Specifically, retail deposits grew $200.0 million, or 18.2%, to $1.3 billion at March 31, 1999 from $1.1 billion at December 31, 1998. This rise corresponds to net retail customer account growth of 7,111, bringing the number of retail deposit accounts to 57,946 at March 31, 1999, up from 50,835 at the end of 1998. Federal Home Loan Bank advances and other borrowings increased $123.1 million, or 14.0%, from $876.9 million at December 31, 1998 to $1.0 billion at March 31, 1999.

     Stockholders' equity increased $5.5 million from $113.4 million at December 31, 1998 to $118.9 million at March 31, 1999. The increase reflects net income of $1.2 million--net of the cumulative effect of an accounting change of $469,000--proceeds of $2.6 million from the exercise of options and warrants, and unrealized gains on available-for-sale securities of $1.6 million.

                         TELEBANC FINANCIAL CORPORATION

     The following table presents consolidated average balance sheet data, income and expenses and related interest yields and rates for the quarters ended March 31, 1999 and 1998. The table also presents information for the periods indicated with respect to net interest margin, an indicator of an institution's profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Average annualized yield includes the incremental tax benefit of tax exempt income.


                                          Quarter Ended March 31, 1999                Quarter Ended March 31, 1998
                                     --------------------------------------  -----------------------------------------
                                                   Interest     Average                       Interest       Average
          (In thousands)             Average        Income/    Annualized       Average        Income/      Annualized
           (unaudited)               Balance        Expense    Yield/Cost       Balance        Expense      Yield/Cost
                                     -------        -------    ----------       -------        -------      ----------
Interest-earning assets:
Loans receivable, net              $1,005,016      $   19,111         7.61%   $  545,827      $   10,358         7.59%
Interest-bearing deposits              21,824             223         4.14         6,410              92         5.72
Mortgage-backed and related
   securities available for sale    1,122,206          18,305         6.52       271,001           5,074         7.49

Investment securities available
   for sale                           220,985           3,391         6.34       109,270           1,736         6.35

Investment in FHLB stock               24,622             455         7.50         9,400             168         7.25

Trading securities                     11,118             207         7.45        29,672             549         7.41
                                   ----------      ----------                 ----------      ----------
  Total interest-earning assets    $2,405,771      $   41,692         6.93%   $  971,580      $   17,977         7.40%

Non-interest-earning assets            88,343                                     27,382
                                   ----------                                 ----------

  Total assets                    $ 2,494,114                                 $  998,962
                                  ===========                                 ==========

Interest-bearing liabilities:
Retail deposits                   $ 1,223,657      $   17,158         5.69%   $  540,093      $    8,062         6.02%
Brokered callable certificates of
   deposit                             67,078           1,098         6.64        22,720             374
                                                                                                                 6.67
FHLB advances                         437,033           5,745         5.26       177,055           2,718
                                                                                                                 6.14
Other borrowings                      563,052           7,477         5.31       163,059           2,385
                                                                                                                 5.85
Subordinated debt, net                 29,877             884        11.83        29,944             880        11.75
                                   ----------      ----------                 ----------      ----------
  Total interest-bearing
   liabilities                    $ 2,320,697      $   32,362         5.66%   $  932,871      $   14,419         6.23%

Non-interest-bearing liabilities       59,029                                     23,591
                                   ----------                                 ----------

Total liabilities                   2,379,726                                    956,462

Stockholders' equity                  114,388                                     42,500
                                   ----------                                 ----------

Total liabilities and
   stockholders' equity           $ 2,494,114                                 $  998,962
                                  ===========                                 ==========

Excess of interest-earning assets
   over interest-bearing
   liabilities/net interest income$    85,074      $    9,330                 $   38,709      $    3,558
                                  ===========      ==========                 ==========      ==========
Net interest spread                                                   1.27%                                        1.17%
                                                                 ===========                                  ===========
Net interest margin (net yield on
   interest-earning assets)                                           1.55%                                        1.47%
                                                                 ===========                                  ===========
Ratio of interest-earning assets
   to interest-bearing liabilities                                  103.67%                                      104.15%
                                                                 ===========                                  ===========

                         TELEBANC FINANCIAL CORPORATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Net Income. Net income for the three months ended March 31, 1999 increased $764,000 to $1.2 million, net of a $469,000 cumulative effect of accounting change, from $436,000 for the quarter ended March 31, 1998, an increase of 175.2%. Net income for the three months ended March 31, 1999 consisted primarily of $9.3 million of net interest income and $3.7 million of non-interest income reduced by $490,000 in provision for loans losses, $9.0 million in non-interest expenses and $1.3 million in income tax expense. Net income for the three months ended March 31, 1998 consisted primarily of $3.6 million of net interest income and $1.9 million in non-interest income reduced by $250,000 in provision for loan losses, $4.2 million in non-interest expenses and $475,000 in income tax expense. Our return on average assets and return on average equity for the quarter ended March 31, 1999 were 0.20% and 4.36%, respectively.

     Net Interest Income. Net interest income totaled $9.3 million and $3.6 million for the three months ended March 31, 1999 and 1998, reflecting an annualized net interest margin of 1.55% and 1.47%, respectively. This increase in net interest income is related to the increase in net interest margin as well as higher volume, as we increased our interest-earning assets significantly during 1998 and early 1999. During the first quarter of 1999, average interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed and related securities, totaled $2.4 billion and yielded 6.93%, as compared to $971.6 million, reflecting a yield of 7.40%, for the same period in 1998. Average interest-bearing liabilities for the quarters ending March 31, 1999 and 1998 were $2.3 billion and $932.9 million, costing 5.66% in the first quarter of 1999 as compared to 6.23% during the same period in 1998. The decline in the yield on interest-earning assets and the decline in the cost of interest-bearing liabilities resulted from changes in overall market conditions during the latter part of 1998 and the first quarter of 1999.

     Provision for Loan Losses. The provision for loan losses reflects management's intent to provide prudent reserves for potential losses on loans held or acquired during the quarter. We recorded a loan loss provision of
$490,000 for the first quarter of 1999, in accordance with our policy of providing adequate reserves for inherent losses in the portfolio. Net charge-offs during the quarter totaled $30,000, which represents an annualized level of 1 basis point of average loan balances for the quarter. As of March 31, 1999, our total loan loss allowance was $5.2 million, or 0.45% of total loans outstanding. The total loan loss allowance at March 31, 1998 was $3.8 million, which was 0.68% of total loans outstanding. Total general loan loss allowance as a percentage of total non-performing assets was 60.3% as of March 31, 1999 and 29.2% as of March 31, 1998.

                         TELEBANC FINANCIAL CORPORATION

     Non-interest Income. Non-interest income increased $1.8 million, or 94.7%, from $1.9 million for the three months ended March 31, 1998 to $3.7 million for the three months ended March 31, 1999, primarily due to higher income from the sale of available-for-sale securities and sales and prepayments of held-for-sale loans. For the three months ended March 31, 1999, we reported gains of $1.0 million from the sale of mortgage-backed and investment securities, $1.8 million from sales and prepayments of loans held for sale, $143,000 from net realized and unrealized gains on our trading portfolio, $148,000 from our equity-method investment in PRA, and $530,000 in loan servicing charges and other fees. Non-interest income for the first quarter of 1998 consisted of gains of $891,000 from the sale of mortgage-backed and investment securities, gains of $121,000 on sales and prepayments of loans held for sale, $62,000 of net gains on our trading portfolio, $526,000 from equity investments, and $347,000 in loan servicing charges and other fees.

     Non-interest Expenses. We incurred substantially higher non-interest expenses for the three-month period ended March 31, 1999, recording $9.0 million, a $4.8 million, or 114.3%, increase from $4.2 million for the same period in 1998. The majority of this increase resulted from higher marketing costs, as we continued our strategy of increasing marketing expenses associated with brand building that seeks to establish the Telebank name as synonymous with the premier national provider of high-value banking products through the internet. Specifically, advertising and marketing costs rose $1.9 million, or 297.5%, from $629,000 for the three months ended March 31, 1998 to $2.5 million for the first quarter of 1999. Additionally, compensation costs increased $500,000, or 25.0%, from $2.0 million for the first quarter of 1998 to $2.5 million for the same quarter in 1999 due to additional personnel. Amortization of goodwill and other intangibles increased $376,000, or 161.4%, due to the amortization of goodwill obtained in our acquisition of Direct Financial Corporation in August 1998. Annualized selling, general and administrative expenses totaled 1.28% of total ending assets as of March 31, 1999 and 1.48% of total ending assets as of March 31, 1998.

     Income Tax Expense. Income tax expense for the quarter ended March 31, 1999 totaled $1.3 million, yielding an effective tax rate of 36.1%, compared to $475,000 and an effective tax rate of 43.7% for the three months ended March 31, 1998. The higher earnings we experienced in the first quarter of 1999 lessened the impact of non-deductible expenses and lowered our effective tax rate.

                         TELEBANC FINANCIAL CORPORATION

LIQUIDITY

     Liquidity represents our ability to raise funds to support asset growth, fund operations and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to otherwise meet our ongoing obligations. We meet our liquidity needs primarily through financing activities, such as increases in core deposit accounts, maturing short-term investments, loans and repayments of investment securities, and, to a lesser extent, sales of loans or securities.

     Telebank is required to maintain minimum levels of liquid assets as defined by the regulations of the Office of Thrift Supervision, or OTS. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 4.0%. At March 31, 1999, the Bank's liquidity ratio was 5.13%.

     In April 1999, we raised capital through an equity offering, in which we sold 3,970,000 shares of common stock to the public, raising aggregate net proceeds of $396.2 million. We intend to use a portion of the net proceeds of this offering to redeem $31.0 million face amount of subordinated debt after May 1, 1999, and approximately $282.2 million will be invested as additional capital of Telebank. We plan to use the remainder of the proceeds to augment working capital and to fund continued growth.


CAPITAL RESOURCES

     At March 31, 1999,  Telebank was in compliance  with all of its  regulatory
capital   requirements,   and  its  capital  ratios   exceeded  the  ratios  for
"well-capitalized" institutions under OTS regulations.

     The following table sets forth Telebank's regulatory capital levels at March 31, 1999 in relation to the regulatory requirements in effect at that date. The information below is based upon our understanding of the regulations and interpretations currently in effect and may be subject to change.

                                                                                                        Required to be Well
                                                                  Required for Capital               Capitalized under Prompt
                                                                       Adequacy                    Corrective Action Provisions
                                             Actual                    Purposes
                                        Amount       Ratio         Amount         Ratio                 Amount         Ratio
                                                    (In Thousands)
Core Capital (to adjusted tangible
   assets)                            $ 134,935     5.3%         $ 102,585     greater than 4.0%     $ 128,232    greater than  5.0%
Tangible Capital (to adjusted
   tangible assets)                   $ 134,935     5.3%         $  38,470     greater than 1.5%           N/A                  N/A
Tier I Capital (to risk-weighted
   assets)                            $ 134,935    12.4%               N/A                   N/A     $  65,075    greater than  6.0%
Total Capital (to risk-weighted
   assets)                            $ 139,704    12.9%          $ 86,767     greater than 8.0%     $ 108,459    greater than 10.0%

                         TELEBANC FINANCIAL CORPORATION

YEAR 2000 ISSUES

     In 1997, we began year 2000 planning, following the five steps recommended by the Federal Financial Institutions Examination Council. We have completed phases focused on awareness and assessment and continue to update the results of these phases for new information received. Currently, the renovation phase, which consists of implementing changes and monitoring vendor renovation, and the validation phase, which consists of testing renovated systems, are underway. We are monitoring vendors for software updates and final compliance certification statements and have received certifications from all of our vendors. Some vendors, however, have continued to update their products to correct year 2000 issues even after certifying that they are year 2000 compliant, indicating that these certifications may not be final. As a result, following the receipt of the final certification statements relating to those systems identified as mission critical in the assessment phase, we internally validate such certifications through testing. To date, we have identified no significant year 2000 issues through our testing of mission critical systems. Our mission critical systems include the deposit processing system, general ledger system and internet banking applications. We are substantially complete with renovation, validation and implementation of all mission critical systems. As of May 12, 1999, we have completed 100% of our remediation efforts and 80% of the testing of our mission critical systems.

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

     Few upgrades have been accelerated due to the year 2000 issue. To date, we have spent approximately $25,000 on upgrades related to our year 2000 remediation efforts, with an additional $75,000 expected to be spent on compliance efforts before the year 2000. In May 1999, we hired an outside consulting firm to provide an additional hardware test environment that will aid us in the continuation of our testing of mission critical systems.

     The majority of our loans are serviced by a large company that uses the same system as several of the largest loan servicers in the United States and that is expected to be year 2000 compliant. We are currently monitoring the servicer's year 2000 plan and testing. However, approximately 38% of our loans are serviced by smaller loan servicers whose systems may not be year 2000 compliant. If these systems were to fail, principal and interest payments on the loans serviced by these servicers could be delayed, and we would lose interest income that we would normally earn on these funds. We have developed a contingency plan to address this loan servicing issue specifically. Under the contingency plan, we notified these servicers that if we did not receive confirmation of compliance by March 31, 1999, we would begin transferring servicing of these loans to servicers who are known to be year 2000 complaint. While most of these small servicers appear to be year 2000 compliant, we are contacting a small number of these servicers to discuss transferring their loan portfolios to larger servicers. We hope to complete such transfers by June 30, 1999.

                         TELEBANC FINANCIAL CORPORATION

     Based upon current information, we do not anticipate costs associated with the year 2000 issue to have a material financial impact. There may, however, be interruptions or other limitations of financial and operating systems' functionality and we may incur additional costs to avoid such interruptions or limitations. Our expectations about future costs associated with the year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include:

     o our success in identifying systems and programs that contain two-digit year codes;

     o the nature and amount of programming required to upgrade or replace each of the affected programs;

     o    the rate and magnitude of related labor and consulting costs; and

     o our success in addressing the year 2000 issues with third-parties with which we do business.


MARKET RISK

     We manage interest rate risk through the use of financial derivatives such as interest rate cap, swap, floor and futures agreements. We use these instruments to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. We have experienced no material changes in market risk during the first three months of 1999.


PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               No information to report.

                         TELEBANC FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TeleBanc Financial Corporation
                                              (Registrant)

Date: May 14, 1999      By: /s/ Mitchell H. Caplan
      ----------------     -----------------------------------------------------
                           Mitchell H. Caplan
                           President and Chief Executive Officer

Date: May 14, 1999      By: /s/ Aileen Lopez Pugh
      ----------------     -----------------------------------------------------
                           Aileen Lopez Pugh
                           Executive Vice President and Chief Financial Officer