Form 10-Q
period 1999-06-30
TELEBANC FINANCIAL CORP
filed 1999-08-16
CIK 920986

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                          Yes X              No
                             ---               ---

Indicate the number of shares outstanding for the issuer's classes of common stock, as of August 13, 1999.

          common stock, $0.01 par value                33,608,164
          -----------------------------                ----------
                     (class)                          (outstanding)

                         TELEBANC FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


Part I - Financial Information                                                                  Page
------------------------------                                                                  ----

Item 1.

     Consolidated Statements of Financial Condition -June 30, 1999 and December 31, 1998          3

     Consolidated Statements of Operations and Comprehensive Income - Three and six
       months ended June 30, 1999 and 1998                                                        4

     Consolidated Statements of Changes in Stockholders' Equity - Six months ended June
       30, 1999 and 1998                                                                          6

     Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998              7

     Notes to Consolidated Financial Statements                                                   8

Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of
       Operations                                                                                14

Item 3.

      Quantitative and Qualitative Disclosures about Market Risk                                 20

Part II -- Other Information
----------------------------

Item 4.

     Submission of Matters to Security Holders                                                   21

Item 6.

     Exhibits and Reports on Form 8-K
       (a)   Exhibits                                                                            22
       (b)   Reports on Form 8-K                                                                 22

Signatures                                                                                       23

                         TELEBANC FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In Thousands, Except Per Share Data)

                                                                                     June 30,         December 31,
                                                                                       1999               1998
                                                                                       ----               ----
                                                                                   (unaudited)

ASSETS:
Cash and cash equivalents                                                           $   109,580        $    25,941
Trading securities                                                                       32,337             29,584
Investment securities available for sale                                                200,896            220,699
Mortgage-backed securities available for sale                                         1,302,242          1,012,163
Loans receivable held for sale                                                          102,697            117,928
Loans receivable, net                                                                 1,378,589            786,926
Other assets                                                                            116,823             90,100
                                                                                    -----------        -----------

                          Total assets                                              $ 3,243,164        $ 2,283,341
                                                                                    ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Retail deposits                                                                     $ 1,619,075        $ 1,142,385
Brokered callable certificates of deposit                                                67,057             67,085
Advances from the Federal Home Loan Bank of Atlanta                                     420,000            472,500
Securities sold under agreements to repurchase and other borrowings                     585,510            404,435
Subordinated debt, net                                                                       --             29,855
Other liabilities                                                                        10,333             18,261
                                                                                    -----------        -----------

                          Total liabilities                                           2,701,975          2,134,521
                                                                                    -----------        -----------

Company-Obligated Mandatorily Redeemable Preferred Capital Securities of
     Subsidiary Trust Holding Soley Junior Subordinated
     Debentures of the Company                                                           31,050             35,385

Stockholders' equity:
Common stock, $0.01 par value, 135,000,000 shares authorized; 33,598,164 and
     24,384,154 issued and outstanding at June 30, 1999 and December 31, 1998               339                246
Additional paid-in capital                                                              504,678            103,071
Unearned ESOP shares                                                                     (2,274)            (2,578)
Retained earnings                                                                        11,771             10,819
Unrealized (loss) gain on securities available for sale, net of tax                      (4,375)             1,877
                                                                                    -----------        -----------

                          Total stockholders' equity                                    510,139            113,435
                                                                                    -----------        -----------

                          Total liabilities and stockholders' equity                $ 3,243,164        $ 2,283,341
                                                                                    ===========        ===========

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (In Thousands, Except Per Share Data)

                                   (unaudited)

                                                                           Three Months Ended            Six Months Ended
                                                                                June 30,                      June 30,
                                                                                --------                      --------
                                                                            1999         1998            1999         1998
                                                                            ----         ----            ----         ----
Interest income:
    Loans                                                          $      24,755    $  10,790     $    43,866   $   21,464
    Mortgage-backed securities                                            20,578        5,209          38,883       10,283
    Investment securities                                                  3,285        1,986           6,676        3,772
    Trading securities                                                       388          708             595        1,344
    Other                                                                    826          211           1,504          421
                                                                   -------------    ---------     -----------   ----------

       Total interest income                                              49,832       18,904          91,524       37,284

Interest expense:
    Retail deposits                                                       19,909        8,757          37,067       16,812
    Brokered callable certificates of deposit                              1,110        1,020           2,208        1,394
    Advances from the Federal Home Loan Bank of Atlanta                    6,351        2,813          12,096        5,531
    Repurchase agreements and other borrowings                             6,668        1,805          14,145        4,256
    Subordinated debt                                                        591          881           1,475        1,760
                                                                   -------------    ---------     -----------   ----------

       Total interest expense                                             34,629       15,276          66,991       29,753
                                                                   -------------    ---------     -----------   ----------

       Net interest income                                                15,203        3,628          24,533        7,531

Provision for loan losses                                                    665           75           1,155          325
                                                                   -------------    ---------     -----------   ----------

       Net interest income after provision for loan losses                14,538        3,553          23,378        7,206

Non-interest income:
    (Loss) gain on sale of available-for-sale securities                   (383)          749             638        1,640
    (Loss) gain on sale of loans                                           (220)           73           1,613          194
    (Loss) gain on trading securities                                      (596)          (6)           (446)           56
    Gain (loss) on equity investment                                       4,136         (77)           4,284          449
    Fees, service charges and other                                          631          365           1,161          712
                                                                   -------------    ---------     -----------   ----------

       Total non-interest income                                           3,568        1,104           7,250        3,051
                                                                   -------------    ---------     -----------   ----------

Non-interest expenses:
    Selling, general and administrative expenses:
      Compensation and employee benefits                                   5,031        1,670           7,568        3,620
      Advertising and marketing                                            3,403          576           5,862        1,205
      Loan servicing                                                       1,251          323           2,290          632
      Other                                                                3,073        1,195           5,430        2,505
                                                                   -------------    ---------     -----------   ----------

       Total selling, general and administrative expenses                 12,758        3,764          21,150        7,962

    Other non-interest expenses:
      Net operating costs of real estate acquired through
        foreclosure                                                           25          101            (15)          183

      Amortization of goodwill and other intangibles                         565          386           1,174          619
                                                                   -------------    ---------     -----------   ----------

       Total other non-interest expenses                                     590          487           1,159          802
                                                                   -------------    ---------     -----------   ----------

       Total non-interest expenses                                        13,348        4,251          22,309        8,764
                                                                   -------------    ---------     -----------   ----------

                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                       AND COMPREHENSIVE INCOME (CONTINUED)

                      (In Thousands, Except Per Share Data)

                                   (unaudited)


                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                              --------                      --------
                                                                          1999            1998            1999         1998
                                                                          ----            ----            ----         ----

       Income before income tax expense                                  4,758             406           8,319         1,493

Income tax expense                                                       2,528              51           3,811           526

Minority interest in subsidiary, net of tax                                539             176           1,100           352
                                                                       -------         -------         -------       -------

       Income before extraordinary loss and cumulative effect
        of accounting change                                             1,691             179           3,408           615

Extraordinary loss on early extinguishment of debt, net of tax           1,987              --           1,987            --
                                                                       -------         -------         -------       -------

       Income before cumulative effect of accounting change               (296)            179           1,421           615

Cumulative effect of accounting change, net of tax                          --              --             469            --
                                                                       -------         -------         -------       -------

       Net (loss) income                                                  (296)            179             952           615


Preferred stock dividends                                                   --             162              --           324
                                                                       -------         -------         -------       -------

       Net (loss) income available to common shareholders              $  (296)        $    17         $   952       $   291
                                                                       =======         =======         =======       =======

Other comprehensive income, net of tax:

    Unrealized holding (loss) gain on securities arising during
     the period                                                        $(8,071)        $  (644)        $(5,856)      $   170

    Less: reclassification adjustment for losses (gains)
     included in net income                                                237            (465)           (396)       (1,017)
                                                                       -------         -------         -------       -------

       Other comprehensive income, net of tax                           (7,834)         (1,109)         (6,252)         (847)
                                                                       -------         -------         -------       -------

       Comprehensive income                                            $(8,130)        $(1,092)        $(5,300)      $  (556)
                                                                       =======         =======         =======       =======

Earnings per share:
    Basic:
       Income before extraordinary loss and cumulative effect
        of accounting change                                           $  0.04         $  0.00         $  0.11       $  0.06
       Extraordinary loss on early extinguishment of debt, net
        of tax                                                           (0.06)             --           (0.07)           --
                                                                       -------         -------         -------       -------
       Income before cumulative effect of accounting change              (0.02)           0.00            0.04          0.06
       Cumulative effect of accounting change, net of tax                   --              --           (0.02)           --
                                                                       -------         -------         -------       -------
       Net income                                                      $ (0.02)        $  0.00         $  0.02          0.06
                                                                       =======         =======         =======       =======

    Diluted:
       Income before extraordinary loss and cumulative effect
        of accounting change                                           $  0.04         $  0.00         $  0.09       $  0.05
       Extraordinary loss on early extinguishment of debt, net
        of tax                                                           (0.06)             --           (0.06)           --
                                                                       -------         -------         -------       -------
       Income before cumulative effect of accounting change              (0.02)           0.00            0.03          0.05
       Cumulative effect of accounting change, net of tax                   --              --           (0.01)           --
                                                                       -------         -------         -------       -------
       Net income                                                      $ (0.02)        $  0.00         $  0.02       $  0.05
                                                                       =======         =======         =======       =======

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                 (In Thousands)

                                   (unaudited)

                                                                                                       Unrealized
                                                                                                        Loss on
                                                                  Additional     Unearned              Available-
                                         Preferred     Common       Paid-in        ESOP     Retained    for-Sale
                                           Stock        Stock       Capital       Shares    Earnings   Securities    Total
                                        ----------     -------     ---------     --------   --------   ----------   --------

Balances at December 31, 1997           $   15,281     $    88     $ 16,161     $    --    $11,556     $ 2,738      $ 45,824

Net income for the six months ended
   June 30, 1998                                --          --           --          --        615          --           615

Exercise of stock options                       --          --          180          --         --          --           180

Dividends on 4% Cumulative
   Preferred Stock                              --          --           --          --       (324)         --          (324)

Unrealized loss on
   available-for-sale securities,
   net of tax effect                            --          --           --          --         --        (847)         (847)
                                        ----------     -------     --------     --------   -------     --------     --------

Balances at June 30, 1998               $   15,281     $    88     $ 16,341     $    --    $11,847     $ 1,891      $ 45,448
                                        ==========     =======     ========     ========   =======     ========     ========

Balances at December 31, 1998           $       --     $   246     $103,071     $(2,578)   $10,819     $ 1,877      $113,435

Net income for the six months ended
   June 30, 1999                                --          --           --          --        952          --           952

Stock issued in equity offering                 --          79      395,956          --         --          --       396,035

Exercise of warrants and stock
   options, including related tax
   benefit                                      --          14        4,338          --         --          --         4,352

Buy-back of trust preferred
   securities                                   --          --         (381)         --         --          --          (381)

Release of unearned ESOP shares                 --          --        1,694         304         --          --         1,998

Unrealized loss on
   available-for-sale securities,
   net of tax effect                            --          --           --          --         --      (6,252)       (6,252)
                                        ----------     -------     --------     --------   -------     --------     --------

Balances at June 30, 1999               $       --     $   339     $504,678     $(2,274)   $11,771     $(4,375)     $510,139
                                        ==========     =======     ========     ========   =======     ========     ========

          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)


                                                                                          Six Months Ended
                                                                                          ----------------
                                                                                              June 30,
                                                                                              --------
                                                                                       1999              1998
                                                                                       ----              ----

Net cash provided by (used in) operating activities                                $     3,820      $      (751)

Cash flows from investing activities:
     Net increase in loans held to maturity                                           (591,284)         (65,963)
     Release of unearned shares held by Employee Stock Ownership Plan                      304               --
     Equity investment in subsidiary                                                     8,335           (1,720)
     Purchases of available-for-sale securities                                       (577,607)        (380,353)
     Proceeds from sales of available-for-sale securities                               99,453          193,668
     Proceeds from maturities of and principal payments on available-for-sale
         securities                                                                    179,717           67,118
     Net purchases of premises and equipment                                           (12,283)            (609)
     Proceeds from sale of foreclosed real estate                                        1,536              782
                                                                                   -----------      -----------

                   Net cash used in investing activities                              (891,829)        (187,077)

Cash flows from financing activities:
     Net increase in deposits                                                          476,662          148,326
     Advances from the Federal Home Loan Bank of Atlanta                             1,460,010          219,200
     Payments on advances from the Federal Home Loan Bank of Atlanta                (1,512,510)        (210,700)
     Net increase (decrease) in securities sold under agreements to repurchase         181,075          (47,498)
     Net increase in other borrowed funds                                                   --              (40)
     Net (decrease) increase in subordinated debt                                      (29,855)             119
     Proceeds from the issuance of common stock                                        401,701              180
     Repurchase of trust preferred securities                                           (4,335)              --
     Dividends paid on trust preferred securities                                       (1,100)            (352)
     Dividends paid on common and preferred stock                                           --             (324)
                                                                                   -----------      -----------

                  Net cash provided by financing activities                            971,648          108,911
                                                                                   -----------      -----------

Net increase (decrease) in cash and cash equivalents                                    83,639          (78,917)

Cash and cash equivalents at beginning of period                                        25,941           92,156
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                         $   109,580      $    13,239
                                                                                   ===========      ===========


Supplemental information:

Interest paid on deposits and borrowed funds                                       $    66,961      $    28,474
Income taxes paid                                                                          285              999
 Gross unrealized (loss) gain on available-for-sale securities                         (11,205)           1,308
Tax effect of (loss) gain on available-for-sale securities                         $     4,953      $      (461)


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NOTE 1.   BASIS OF PRESENTATION

       Telebanc Financial Corporation (the "Company" or "Telebanc") is a savings and loan holding company organized under the laws of Delaware in 1994. The primary business of the Company is the activities conducted by TeleBank (the "Bank" or "Telebank") and TeleBanc Capital Markets, Inc. ("TCM"). The Bank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation to customers nationwide. TCM is a funds manager and registered broker-dealer. TeleBanc Capital Trust I ("TCT I") and TeleBanc Capital Trust II ("TCT II") are business trusts formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the Company. The Bank, through its wholly owned subsidiary TeleBanc Servicing Corporation ("TSC"), owns 100% of TeleBanc Insurance Services, Inc. ("TBIS"), which was formed in May 1998 to offer co-branded insurance products. Until April 1999, TSC also owned 50% of AGT PRA, LLC ("AGT PRA"). The primary business of AGT PRA is its two-thirds investment in Portfolio Recovery Associates, LLC ("PRA"), which acquires and collects delinquent consumer debt obligations for its own portfolio.

       The financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited but, in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 1999 and the results of consolidated operations for the three and six months ended June 30, 1999 and 1998. The results of consolidated operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1998, included in the Company's Annual Report to Stockholders for 1998, should be read in conjunction with these statements.

       Effective June 8, 1999 and June 22, 1998, the Board of Directors of the Company approved the distribution of two-for-one stock splits of its outstanding common stock, par value $0.01 (the "Common Stock"). The effects of these stock splits have been retroactively applied in the consolidated financial statements for all periods presented.

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

       In February 1997, the Company issued 29,900 shares of 4% Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01, which was convertible to 4,798,958 shares of the Company's Common Stock. For purposes of the diluted earnings per share calculation, the Company assumed that all outstanding shares of Preferred Stock had converted to Common Stock as of the beginning of the respective periods. In July 1998, the Preferred Stock converted to Common Stock and, therefore, was no longer outstanding as of June 30, 1999.

       The Company's year-to-date weighted average number of common shares outstanding was 28,361,324 at June 30, 1999 and 8,960,032 at June 30, 1998. For
the diluted earnings per share computation, weighted average shares outstanding also includes potentially dilutive securities.

                                 EPS CALCULATION

                                                                        Income           Shares       Per Share Amount
                                                                        ------           ------       ----------------

                                                                   --------------------------------------------------
                                                                          For the Quarter Ended June 30, 1999
                                                                   --------------------------------------------------
Basic earnings per share
Income before extraordinary loss                                         $ 1,691,000
Premium on redemption of trust preferred securities (a)                     (381,000)
                                                                         -----------
Adjusted income before extraordinary loss                                  1,310,000     32,031,870          $ 0.04
Extraordinary loss on early extinguishment of debt, net of tax            (1,987,000)                         (0.06)
                                                                         ===========                         ------
Adjusted net income                                                      $  (677,000)                        $(0.02)
                                                                         ===========                         ======

Options issued to management                                                              3,383,182
Warrants                                                                                  1,075,485
                                                                                          ---------

Diluted earnings per share

Income before extraordinary loss                                         $ 1,691,000
Premium on redemption of trust preferred securities (a)                     (381,000)
                                                                         -----------
Adjusted income before extraordinary loss                                  1,310,000     36,490,537          $ 0.04
                                                                                         ==========
Extraordinary loss on early extinguishment of debt, net of tax            (1,987,000)                         (0.06)
                                                                         -----------                         ------
Adjusted net income                                                      $  (677,000)                        $(0.02)
                                                                         ===========                         ======

                         TELEBANC FINANCIAL CORPORATION

                                                                      Income           Shares       Per Share Amount
                                                                      ------           ------       ----------------

                                                                  --------------------------------------------------
                                                                         For the Quarter Ended June 30, 1998
                                                                  --------------------------------------------------
Basic earnings per share

Net income                                                            $ 179,000
Less: preferred stock dividends                                        (162,000)
                                                                      ---------
Income available to common shareholders                               $  17,000          8,983,602         $0.00
                                                                                                           =====
Options issued to management                                                 --          1,290,484
Warrants                                                                     --          1,294,204
Convertible preferred stock                                                  --                 --
                                                                      ----------------------------

Diluted earnings per share                                            $  17,000         11,568,290         $0.00(b)
                                                                      =============================================


                                                                  --------------------------------------------------
                                                                        For the Six Months Ended June 30, 1999
                                                                  --------------------------------------------------
Basic earnings per share
Income before extraordinary loss and cumulative effect of
  accounting change                                                     $ 3,408,000
Premium on redemption of trust preferred securities (a)                    (381,000)
                                                                        -----------
Adjusted income before extraordinary loss and cumulative
  effect of accounting change                                             3,027,000       28,361,324         $ 0.11
Extraordinary loss on early extinguishment of debt, net of tax           (1,987,000)                          (0.07)
                                                                        -----------                          ------
Adjusted income before cumulative effect of accounting change             1,040,000                            0.04
Cumulative effect of accounting change, net of tax                         (469,000)                          (0.02)
                                                                        -----------                          ------
Adjusted net income                                                     $   571,000                          $ 0.02
                                                                        ===========                          ======
Options issued to management                                                               3,257,014
Warrants                                                                                   1,217,252
                                                                                          ----------

Diluted earnings per share
Income before extraordinary loss and cumulative effect of
  accounting change                                                     $ 3,408,000
Premium on redemption of trust preferred securities (a)                    (381,000)
                                                                        -----------
Adjusted income before extraordinary loss and cumulative
  effect of accounting change                                             3,027,000       32,835,590         $ 0.09
                                                                                          ==========
Extraordinary loss on early extinguishment of debt, net of tax           (1,987,000)                          (0.06)
                                                                        -----------                          ------
Adjusted income before cumulative effect of accounting change             1,040,000                            0.03
Cumulative effect of accounting change, net of tax                         (469,000)                          (0.01)
                                                                        -----------                          ------
Adjusted net income                                                     $   571,000                          $ 0.02
                                                                        ===========                          ======

                         TELEBANC FINANCIAL CORPORATION


                                                                       Income          Shares       Per Share Amount
                                                                       ------          ------       ----------------

                                                                 --------------------------------------------------
                                                                      For the Six Months Ended June 30, 1998
                                                                 --------------------------------------------------
Basic earnings per share
Net income                                                        $      615,000
Less: preferred stock dividends                                         (324,000)
                                                                 -------------------
Income available to common shareholders                           $      291,000        8,960,032      $  0.03
                                                                                                     ==============
Options issued to management                                                  --        1,261,984
Warrants                                                                      --        1,270,980

Convertible preferred stock                                                   --               --
                                                                 -----------------------------------
Diluted earnings per share                                        $      291,000       11,492,996      $  0.03(b)
                                                                 =================================== ==============

(a) This charge represents costs incurred to purchase certain of the Company's trust preferred securities on the open market. The charge was made against additional paid-in capital but is assumed to reduce income for earnings per share purposes. Refer to Note 3 for further discussion.

(b) The impact of the convertible preferred stock is antidilutive for the three and six months ended June 30, 1998.

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

       In May 1999, the Company purchased $1.0 million face amount of TCT I trust preferred securities on the open market at a price of 112.5%. The Company deemed these repurchased securities to be retired and, therefore, wrote off the resulting premium and a proportionate share of the discount on TCT I securities against additional paid-in capital. For the three- and six-month periods ended June 30, 1999, the Company has assumed that this amount, which totals $174,000, decreases net income for earnings per share purposes.

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

                         TELEBANC FINANCIAL CORPORATION

       In June 1999, the Company purchased $3.6 million face amount of TCT II trust preferred securities on the open market at par. The Company deemed these repurchased securities to be retired and, therefore, wrote off $207,000 of the discount on TCT II securities against additional paid-in capital. For the three- and six-month periods ended June 30, 1999, the Company has assumed that this amount decreases net income for earnings per share purposes.

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 is effective for fiscal years beginning after June 15, 2000, although a company may implement the statement as of the beginning of any fiscal quarter after issuance, that is, fiscal quarters beginning June 16, 1999 and after. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998. The Company plans to adopt SFAS 133 as of January 1, 2001 but has not yet quantified the impact of adopting SFAS 133 on its financial statements. However, the statement could increase volatility in earnings and other comprehensive income.

NOTE 5.   RECENT EVENTS

       In April 1999, the Company sold 7,940,000 shares of its Common Stock to the public on a post-split basis, raising aggregate net proceeds of $396.0 million. The Company is using the majority of the proceeds to invest as additional capital of Telebank and for general corporate purposes, which include funding the Company's continued growth and augmenting working capital.

       In June 1999, the Company used $18.3 million of proceeds from the equity offering to redeem $17.3 million face amount of subordinated debt, including a 5.75% premium. This debt bore interest at 11.5% and had an original maturity date of May 1, 2004. Additionally, the Company used $13.7 million of proceeds to redeem $13.7 million face amount of subordinated debt, which bore interest at 9.5% and had an original maturity date of March 31, 2004. The Company recorded an extraordinary loss of approximately $2.0 million, net of tax, on the early extinguishment of debt.

       In April 1999, TSC sold its equity investment in AGT PRA for a total of $9.3 million, which resulted in a $4.1 million gain. In anticipation of the Company's rapid growth, it made a 50% investment in AGT PRA, which was in a start-up phase, with the expectation that its two-thirds-owned subsidiary, PRA, would manage the Company's non-performing assets. Over time, however,

                         TELEBANC FINANCIAL CORPORATION

PRA began to focus only on consumer credit. Therefore, the Company determined that its investment in AGT PRA would not be a part of its core business and, accordingly, sold its interest in the second quarter of 1999.

       In May 1999, the Company completed the purchase of the building that houses its current main headquarters in Arlington, Virginia, for $10.2 million.

       In June 1999, the Company announced an agreement to be acquired by E*TRADE Group, Inc. ("E*TRADE"), in a stock-for-stock exchange. The acquisition is subject to approval by Telebanc's stockholders as well as required regulatory approvals. In connection with the agreement, Telebanc and E*TRADE entered into a Stock Option Agreement pursuant to which Telebanc granted E*TRADE an option, exercisable under certain conditions, to purchase a certain number of newly issued shares of Telebanc's Common Stock. Such option will expire upon consummation of the merger.

NOTE 6.   COMMITMENTS AND CONTINGENT LIABILITIES

       As of June 30, 1999, we had commitments to purchase $366.4 million in loans. Also, certificates of deposit that are scheduled to mature in less than one year as of June 30, 1999 totaled $861.4 million. In the normal course of business, we make various commitments to extend credit and incur contingent liabilities that are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS OF AND FOR
                       THE SIX MONTHS ENDED JUNE 30, 1999

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

FINANCIAL CONDITION (JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998)

       During the first six months of 1999, we experienced a $959.8 million, or 42.0%, increase in total assets from $2.3 billion at December 31, 1998 to $3.2 billion at June 30, 1999. Loans receivable, net accounted for the majority of this rise, increasing $576.4 million from $904.9 million at December 31, 1998 to $1.5 billion at June 30, 1999, an increase of 63.7%, as we began to leverage the proceeds from our April 1999 equity offering to build our core assets during the second quarter. Available-for-sale mortgage-backed securities also increased, rising $290.1 million, or 28.7%, from $1.0 billion at December 31, 1998 to $1.3 billion at June 30, 1999. At the same time, our portfolio of trading mortgage-backed and investment securities increased $2.8 million, or 9.3%, to $32.3 million at June 30, 1999 from $29.6 million at December 31, 1998.

       We funded this overall asset growth through additional retail deposits and other borrowings, as well as $396.0 million of net proceeds from our April 1999 equity offering. Retail deposits grew $476.7 million, or 41.7%, to $1.6 billion at June 30, 1999 from $1.1 billion at December 31, 1998. This rise corresponds to net retail customer account growth of 18,497, bringing the number of retail deposit accounts to 69,332 at June 30, 1999, up from 50,835 at the end of 1998. Federal Home Loan Bank advances and other borrowings increased $128.6 million, or 14.7%, from $876.9 million at December 31, 1998 to $1.0 billion at June 30, 1999.

       Stockholders' equity increased $396.7 million from $113.4 million at December 31, 1998 to $510.1 million at June 30, 1999. This increase reflects net income of $952,000, proceeds of $400.3 million from our recent equity offering as well as the exercise of options and warrants, and $2.0 million of non-cash increases due to the release of unearned shares belonging to the Employee Stock Ownership Plan, offset by a decrease of $381,000 related to the buy-back of trust preferred securities and unrealized losses on available-for-sale securities of $6.3 million.

                         TELEBANC FINANCIAL CORPORATION

       The following table presents consolidated average balance sheet data, income and expenses and related interest yields and rates for the quarters ended June 30, 1999 and 1998. The table also presents information for the periods indicated with respect to net interest margin, an indicator of an institution's profitability. Net interest margin is annualized net interest income as a percentage of average interest-earning assets. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Average annualized yield includes the incremental tax benefit of tax exempt income.


                                          Quarter Ended June 30, 1999                     Quarter Ended June 30, 1998
                                  --------------------------------------------------------------------------------------------
                                                       Interest     Average                          Interest       Average
         (In thousands)               Average           Income/    Annualized       Average           Income/      Annualized
          (unaudited)                 Balance           Expense    Yield/Cost       Balance           Expense      Yield/Cost
                                      -------           -------    ----------       -------           -------      ----------

Interest-earning assets:
Loans receivable, net               $1,306,819          $24,755        7.58%      $  557,801          $10,781          7.73%
Interest-bearing deposits               31,339              370        4.73            6,749              106          6.21
Mortgage-backed securities
   available for sale                1,277,246           20,578        6.44          280,962            5,209          7.42
Investment securities
   available for sale                  213,934            3,285        6.35          119,293            1,911          6.41
Investment in FHLB stock                24,403              456        7.50            9,713              182          7.50
Trading securities                      21,257              388        7.31           31,740              589          7.34
                                    ----------          -------                   ----------          -------
  Total interest-earning assets      2,874,998           49,832        6.93%       1,006,438           18,778          7.46%

Non-interest-earning assets            109,208                                        32,792
                                    ----------                                    ----------

  Total assets                      $2,984,206                                    $1,039,230
                                    ==========                                    ==========

Interest-bearing liabilities:
Retail deposits                     $1,416,953          $19,909        5.64%      $  581,583          $ 8,757          6.04%
Brokered callable certificates
   of deposit                           67,093            1,110        6.63           61,237            1,020          6.68
FHLB advances                          467,434            6,351        5.38          183,445            2,813          6.07
Other borrowings                       499,026            6,668        5.29          117,602            1,707          5.74
Subordinated debt, net                  20,062              591       11.77           30,010              881         11.75
                                    ----------          -------                   ----------          -------
  Total interest-bearing
   liabilities                       2,470,568           34,629        5.62%         973,877           15,179          6.22%

Non-interest-bearing liabilities        61,426                                        23,072
                                    ----------                                    ----------

Total liabilities                    2,531,994                                       996,949

Stockholders' equity                   452,212                                        42,281
                                    ----------                                    ----------


Total liabilities and
   stockholders' equity             $2,984,206                                    $1,039,230
                                    ==========                                    ==========

Excess of interest-earning
   assets over interest-bearing
   liabilities/net interest
   income                           $  404,430          $15,203                   $   32,561          $ 3,599
                                    ==========          =======                   ==========          =======
Net interest spread                                                    1.31%                                           1.24%
                                                                     ======                                          ======
Net interest margin (net yield
   on interest-earning assets)                                         2.12%                                           1.43%
                                                                     ======                                          ======
Ratio of interest-earning
   assets to interest-bearing
   liabilities                                                       116.37%                                         103.34%
                                                                     ======                                          ======

                         TELEBANC FINANCIAL CORPORATION


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

       Net Income. Net income for the three and six months ended June 30, 1999 totaled $(296,000) and $952,000, decreasing $475,000 from $179,000 for the three months ended June 30, 1998, but increasing $337,000 from $615,000 for the six months ended June 30, 1998. Net income for the three months ended June 30, 1999, which is net of an extraordinary loss on early extinguishment of debt of $2.0 million as well as a $1.8 million non-cash charge incurred upon the release of unearned shares held by the Employee Stock Ownership Plan, or ESOP, consisted primarily of $15.2 million of net interest income and $3.6 million of non-interest income reduced by $665,000 in provision for loan losses, $13.3 million in non-interest expenses and $2.5 million of income tax expense. Net income for the three months ended June 30, 1998 consisted primarily of $3.3 million of net interest income and $1.1 million of non-interest income, offset by a $75,000 loan loss provision, $3.9 million of non-interest expenses and income tax expense of $51,000. Net income for the six months ended June 30 1999, which is net of the $2.0 million extraordinary loss as well as a $469,000 cumulative effect of accounting change, consisted primarily of $24.5 million of net interest income and $7.3 million of non-interest income reduced by $1.2 million in provision for loan losses, $22.3 million in non-interest expenses and $3.8 million in income tax expense. Net income for the six months ended June 30, 1998 consisted primarily of $6.9 million of net interest income and $3.0 million of non-interest income, offset by $325,000 of provision for loan losses, as well as $8.1 million of non-interest expenses and $526,000 of income tax expense. Our return on average assets and return on average equity for the quarter ended June 30, 1999 were (0.04)% and (0.26)%.

       Net Interest Income. Net interest income for the three-month periods ended June 30, 1999 and 1998 totaled $15.2 million and $3.3 million, reflecting an annualized net interest margin of 2.12% and 1.30%. This increase in net interest income is related to the increase in net interest margin as well as higher volume, as we increased our interest-earning assets significantly during 1998 and the first half of 1999. During the second quarter of 1999, average interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed securities, totaled $2.9 billion and yielded 6.93%. In contrast, average interest-earning assets during the same quarter in 1998 totaled $1.0 billion and reflected a yield of 7.46%. Average interest-bearing liabilities for the quarters ended June 30, 1999 and 1998 were $2.5 billion and $973.9 million, costing 5.62% in the second quarter of 1999 as compared to 6.22% during the same period in 1998. The decline in the yield on interest-earning assets and the decline in the cost of interest-bearing liabilities resulted from changes in overall market conditions during the latter part of 1998 and the first half of 1999.

       We earned net interest income of $24.5 million and $6.9 million during the six months ended June 30, 1999 and 1998. Average interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed securities, totaled $2.6 billion and $989.0 million for the six months ended June 30, 1999 and 1998, yielding 6.95% and 7.37%, respectively. Average interest-bearing liabilities were $2.4 billion and $953.4 million for the six months ended June 30, 1999 and 1998, costing 5.65% in the first six months of 1999, as compared to 6.23% in the same period in 1998.

                         TELEBANC FINANCIAL CORPORATION

       Provision for Loan Losses. The provision for loan losses reflects management's intent to provide prudent reserves for potential losses on loans acquired during the quarter. We recorded a loan loss provision of $665,000 for the second quarter of 1999, in accordance with our policy of providing adequate reserves for losses in the portfolio. Net charge-offs during the quarter totaled $44,000, which represents an annualized level of 1 basis point of average loan balances for the quarter. As of June 30, 1999, our total loan loss allowance was $5.8 million, or 0.4% of total loans outstanding. The total loan loss allowance at June 30, 1998 was $3.6 million, which was 0.6% of total loans outstanding. The general loan loss allowance totaled 84.2% of total non-performing assets as of June 30, 1999 and 34.5% as of June 30, 1998.

       Non-interest Income. Non-interest income totaled $3.6 million during the second quarter of 1999, increasing $2.5 million or 223.2%, from $1.1 million for the same period in 1998. Similarly, non-interest income for the first six months of 1999 increased $4.2 million, or 137.6%, over the same period in 1998. These increases are due primarily to a $4.1 million gain on equity investment that was generated by the sale of our investment in AGT PRA. In anticipation of rapid growth, we made a 50% investment in AGT PRA, which was in a start-up phase, with the expectation that its two-thirds-owned subsidiary, PRA, would manage our non-performing assets. Over time, however, PRA began to focus only on consumer credit, and we determined that our investment in AGT PRA would not be a part of our core business. Accordingly, we sold our interest in the second quarter of 1999. For the three months ended June 30, 1999, we also reported losses of $383,000 from the sale of mortgage-backed and investment securities, $220,000 from sales and prepayments of loans held for sale, $596,000 from net realized and unrealized gains on our trading portfolio and $631,000 of income from loan servicing charges and other fees. Non-interest income for the second quarter of 1998 consisted of gains of $749,000 from the sale of mortgage-backed and investment securities, gains of $73,000 on sales and prepayments of loans held for sale and $365,000 in loan servicing charges and other fees, offset by losses of $6,000 from trading activity and $77,000 from equity investment.

       Non-interest Expenses. We increased our non-interest expenses substantially during 1999, recording $13.3 million for the three months ended June 30, 1999, or an increase of 239.8% from $3.9 million for the same period in 1998. The majority of this increase resulted from higher marketing costs, as we continued our strategy of increasing marketing expenses to grow our deposit base and expand the reach of our high value banking products. Specifically, advertising and marketing costs rose $2.8 million, or 490.8%, from $576,000 for the quarter ended June 30, 1998 to $3.4 million for the second quarter of 1999. Additionally, compensation costs increased $3.4 million, or 201.3%, from $1.7 million for the second quarter of 1998 to $5.0 million for the same quarter in 1999 due to additional personnel as well as a $1.8 million non-cash charge incurred upon the release of unearned shares held by the ESOP. Loan servicing expense totaled $1.3 million in the second quarter of 1999, increasing $928,000, or 287.3%, from $323,000 for the same quarter in 1998, due to the significant increase in the size of our loan portfolio as well as our decision to outsource our loan servicing function in third quarter 1998. Other selling, general and administrative expenses increased $2.2 million, or 252.4%, from $872,000 for the quarter ended June 30, 1998 to $3.1 million for the same quarter in 1999. This increase is due primarily to higher recruiting costs and increased consulting fees, which were driven by our overall growth over the past year. Non-interest expenses for the six months ended June 30, 1999 totaled $22.3 million, increasing $14.2

                         TELEBANC FINANCIAL CORPORATION

million, or 174.3%, from $8.1 million for the same period in 1998. This rise was driven by substantial increases in compensation costs and marketing expenses. Annualized general and administrative expenses, excluding marketing costs, for the three and six months ended June 30, 1999 totaled 1.15% and 0.94% of total ending assets. Excluding the effect of the non-cash compensation charge incurred upon the release of unearned shares held by the ESOP, these ratios, excluding marketing costs, totaled 0.93% and 0.82% for the three and six months ended June 30, 1999.

       Income Tax Expense. Income tax expense for the quarter ended June 30, 1999 totaled $2.5 million, yielding an effective tax rate of 53.1%, compared to $51,000 and an effective tax rate of 12.6% for the three months ended June 30, 1998. This increase in the effective tax rate is due primarily to the non-deductibility of the $1.8 million non-cash compensation charge incurred upon the release of unearned shares held by the ESOP. The effective tax rate for the six months ended June 30, 1999 was 45.8%, as compared to 35.2% for the six months ended June 30, 1998.

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

       Telebank is required to maintain minimum levels of liquid assets as defined by the regulations of the Office of Thrift Supervision, or OTS. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 4.0%. At June 30, 1999, the Bank's liquidity ratio was 5.35%.

       In April 1999, we raised capital through an equity offering, in which we sold 7,940,000 post-split shares of common stock to the public, raising aggregate net proceeds of $396.0 million. We used a portion of the net proceeds of this offering to redeem $31.0 million face amount of subordinated debt in June 1999.

CAPITAL RESOURCES

       At June 30, 1999, Telebank was in compliance with all of its regulatory capital requirements, and its capital ratios exceeded the ratios for "well-capitalized" institutions under OTS regulations.

       The following table sets forth Telebank's regulatory capital levels at June 30, 1999 in relation to the regulatory requirements in effect at that date. The information below is based upon our understanding of the regulations and interpretations currently in effect and may be subject to change.

                         TELEBANC FINANCIAL CORPORATION

                                                                                                      Required to be Well
                                                               Required for Capital                    Capitalized under
                                                                     Adequacy                          Prompt Corrective
                                       Actual                        Purposes                          Action Provisions
                                Amount        Ratio       Amount                Ratio               Amount            Ratio
                                                    (In Thousands)

Core Capital (to
   adjusted tangible                                                        greater than                          greater than
   assets)                   $  432,881      13.65%     $  126,866                  4.0%         $ 158,582                5.0%
Tangible Capital (to
   adjusted tangible                                                        greater than
   assets)                   $  432,881      13.65%     $   47,575                  1.5%               N/A                 N/A
Tier I Capital (to
   risk-weighted                                                                                                  greater than
   assets)                   $  432,881      31.99%            N/A                   N/A         $  81,196                6.0%
Total Capital (to
   risk-weighted                                                            greater than                          greater than
   assets)                   $  438,276      32.39%     $  108,261                  8.0%         $ 135,326               10.0%

YEAR 2000 ISSUES

       In 1997, we began year 2000 planning, following the five steps recommended by the Federal Financial Institutions Examination Council. We have completed phases focused on awareness and assessment and continue to update the results of these phases for new information received. Currently, the renovation phase, which consists of implementing changes and monitoring vendor renovation, and the validation phase, which consists of testing renovated systems, are underway. We are monitoring vendors for software updates and final compliance certification statements and have received certifications from all of our vendors. Some vendors, however, have continued to update their products to correct year 2000 issues even after certifying that they are year 2000 compliant, indicating that these certifications may not be final. As a result, following the receipt of the final certification statements relating to those systems identified as mission critical in the assessment phase, we internally validate such certifications through testing. To date, we have identified no significant year 2000 issues through our testing of mission critical systems. Our mission critical systems include the deposit processing system, general ledger system and internet banking applications. As of June 30, 1999, we are substantially complete with all five phases of our year 2000 plan for mission critical systems, including awareness, assessment, renovation, validation and implementation. During the remainder of the year, we will focus on testing and validating our plans to maintain business continuity in the event of an unexpected failure. We will also continue our testing efforts for non-mission critical systems, which we anticipate completing during the third quarter of 1999. Additionally, we will continue developing our customer awareness program designed to alleviate concerns or questions that may arise.

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

                         TELEBANC FINANCIAL CORPORATION

       Few upgrades have been accelerated due to the year 2000 issue. To date, we have spent approximately $25,000 on upgrades related to our year 2000 remediation efforts, with an additional $75,000 expected to be spent on compliance efforts before the year 2000. In May 1999, we hired an outside consulting firm to provide an additional hardware test environment that will aid us in the testing of mission critical systems. As of June 30, 1999, this process is substantially complete, and we expect to be billed for these services in the third quarter of 1999.

       The majority of our loans are serviced by a large company that uses the same system as several of the largest loan servicers in the United States and that is expected to be year 2000 compliant. We are currently monitoring the servicer's year 2000 plan and testing. However, approximately 38% of our loans are serviced by smaller loan servicers whose systems may not be year 2000 compliant. If these systems were to fail, principal and interest payments on the loans serviced by these servicers could be delayed, and we would lose interest income that we would normally earn on these funds. We have developed a contingency plan to address this loan servicing issue specifically. Under the contingency plan, we notified these servicers that if we did not receive confirmation of compliance by March 31, 1999, we would begin transferring servicing of these loans to servicers who are known to be year 2000 complaint. While most of these small servicers appear to be year 2000 compliant, we are currently contacting a small number of these servicers to discuss transferring their loan portfolios to larger servicers.

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

MARKET RISK

       We manage interest rate risk through the use of financial derivatives such as interest rate cap, swap and floor agreements. We use these instruments to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. We have experienced no material changes in market risk during the first six months of 1999.

                         TELEBANC FINANCIAL CORPORATION

PART II -- OTHER INFORMATION

Item 4.        Submission of Matters to Security Holders

       On May 27, 1999, Telebanc held its 1999 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, Dean C. Kehler, Michael M. Lynton and Steven F. Piaker were elected to the Board of Directors for three-year terms ending in 2002. The Directors continuing in office were David R. DeCamp, Mark Rollinson and Marcia Myerberg, whose terms expire in 2000, and Mitchell H. Caplan and David A. Smilow, whose terms expire in 2001. The stockholders also voted to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock and change the corporate name, to amend the 1998 Stock Incentive Plan to increase the maximum number of shares of Common Stock reserved for issuance and to ratify the Board's appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.

       The votes cast at the annual meeting were as follows (share numbers are pre-split):

    Election of Dean C. Kehler                                   FOR - 9,915,161
                                                                 AGAINST - 0
                                                                 WITHHELD - 20,230

    Election of Michael M. Lynton                                FOR - 9,914,961
                                                                 AGAINST - 0
                                                                 WITHHELD - 20,430

    Election of Steven F. Piaker                                 FOR - 9,915,161
                                                                 AGAINST - 0
                                                                 WITHHELD - 20,230

    Amend the Certificate of Incorporation to increase the
    authorized number of shares of Common Stock from
    29,500,000 to 135,000,000                                    FOR - 8,276,346
                                                                 AGAINST - 1,650,775
                                                                 ABSTAIN - 8,270
                                                                 BROKER NON-VOTES - 0

    Amend the Certificate of Incorporation to change the
    corporate name from TeleBanc Financial Corporation to
    Telebanc Financial Corporation                               FOR - 9,926,357
                                                                 AGAINST - 5,244
                                                                 ABSTAIN - 3,790
                                                                 BROKER NON-VOTES - 0

                         TELEBANC FINANCIAL CORPORATION

      Amend the 1998 Stock Incentive Plan (the "Plan") to
      increase the maximum number of shares of Common Stock
      reserved for issuance under the Plan by 2,000,000.           FOR - 6,383,803
                                                                   AGAINST - 1,928,752
                                                                   ABSTAIN - 4,940
                                                                   BROKER NON-VOTES - 1,617,896

      Ratification of appointment of Arthur Andersen LLP as
      independent auditors for fiscal year 1999                    FOR - 9,934,151
                                                                   AGAINST - 420
                                                                   ABSTAIN - 820
                                                                   BROKER NON-VOTES - 0


Item 6.     Exhibits and Reports on Form 8-K

       (a) Exhibits

                  10.0   Real Estate Purchase Contract for 1111 North Highland
                  27.1   Financial Data Schedule

       (b) Reports on Form 8-K

              On April 2, 1999, the Company reported to the Securities and Exchange Commission on Form 8-K under Item 5, Other Events, that on March 31, 1999, the Company announced the signing of an agreement with First USA to offer an internet-enabled credit card.

              On April 8, 1999, the Company reported to the Securities and Exchange Commission on Form 8-K under Item 5, Other Events, that on April 7, 1999, the Company signed an agreement to purchase the building located at 1111 North Highland Street, Arlington, Virginia, the site of its current main headquarters, for $10.2 million.

              On June 8, 1999, the Company reported to the Securities and Exchange Commission on Form 8-K under Item 1, Changes in Control of Registrant, that on May 31, 1999, the Company entered into an agreement to be acquired by E*TRADE Group, Inc. in a stock-for-stock exchange.

                         TELEBANC FINANCIAL CORPORATION

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           Telebanc Financial Corporation
                                                           ------------------------------
                                                                     (Registrant)

Date:   August 13, 1999                      By: /s/ Mitchell H. Caplan
       -----------------------------------       ----------------------------------------------------
                                                 Mitchell H. Caplan
                                                 President and Chief Executive Officer

Date:   August 13, 1999                      By: /s/ Aileen Lopez Pugh
       -----------------------------------       ----------------------------------------------------
                                                 Aileen Lopez Pugh
                                                 Executive Vice President and Chief Financial Officer


                         TELEBANC FINANCIAL CORPORATION

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           Telebanc Financial Corporation
                                                           ------------------------------
                                                                     (Registrant)

Date:                                         By:
        -----------------------------------       ----------------------------------------------------
                                                  Mitchell H. Caplan
                                                  President and Chief Executive Officer

Date:                                         By:
        -----------------------------------       ----------------------------------------------------
                                                  Aileen Lopez Pugh
                                                  Executive Vice President and Chief Financial Officer