Form 10-Q/A
period 1999-06-30
TELEBANC FINANCIAL CORP
filed 1999-09-02
CIK 920986

                                   FORM 10-Q/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 000-24549

                         TELEBANC FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   13-3759196
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                           Number)

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

                                                   Three Months                 Six Months
                                                      Ended                       Ended
                                                     June 30,                    June 30,
                                                     --------                    --------
                                                  1999          1998         1999         1998
                                                  ----          ----         ----         ----
Interest income:
   Loans                                      $   24,755     $ 10,790     $ 43,866     $ 21,464
   Mortgage-backed securities                     20,578        5,209       38,883       10,283
   Investment securities                           3,285        1,986        6,676        3,772
   Trading securities                                388          708          595        1,344
   Other                                             826          211        1,504          421
                                                 -------      -------      -------      -------

     Total interest income                        49,832       18,904       91,524       37,284

Interest expense:
   Retail deposits                                19,909        8,757       37,067       16,812
   Brokered callable certificates of deposit       1,110        1,020        2,208        1,394
   Advances from the Federal Home Loan Bank
   of Atlanta                                      6,351        2,813       12,096        5,531
   Repurchase agreements and other
   borrowings                                      6,668        1,805       14,145        4,256
   Subordinated debt                                 591          881        1,475        1,760
                                                 -------      -------      -------      -------

     Total interest expense                       34,629       15,276       66,991       29,753
                                                 -------      -------      -------      -------

     Net interest income                          15,203        3,628       24,533        7,531


Provision for loan losses                            665           75        1,155          325
                                                 -------      -------      -------      -------

     Net interest income after provision
     for loan losses                              14,538        3,553       23,378        7,206

Non-interest income:
   (Loss) gain on sale of
   available-for-sale securities                    (383)         749          638        1,640
   (Loss) gain on sale of loans                     (220)          73        1,613          194
   (Loss) gain on trading securities                (596)          (6)        (446)          56
   Gain (loss) on equity investment                4,136          (77)       4,284          449
   Fees, service charges and other                   631          365        1,161          712
                                                 -------      -------      -------      -------


     Total non-interest income                     3,568        1,104        7,250        3,051
                                                 -------      -------      -------      -------

Non-interest expenses:
   Selling, general and administrative
   expenses:
    Compensation and employee benefits             5,031        1,670        7,568        3,620
    Advertising and marketing                      3,403          576        5,862        1,205
    Loan servicing                                 1,251          323        2,290          632
    Other                                          3,073        1,195        5,430        2,505
                                                 -------      -------      -------      -------

     Total selling, general and
     administrative expenses                      12,758        3,764       21,150        7,962

   Other non-interest expenses:
    Net operating costs of real estate
    acquired through foreclosure                      25          101          (15)         183
    Amortization of goodwill and other
    intangibles                                      565          386        1,174          619
                                                 -------      -------      -------      -------


     Total other non-interest expenses               590          487        1,159          802
                                                 -------      -------      -------      -------


     Total non-interest expenses                  13,348        4,251       22,309        8,764
                                                 -------      -------      -------      -------

                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                      (In Thousands, Except Per Share Data)
                                   (unaudited)


                                                    Three Months                 Six Months
                                                       Ended                       Ended
                                                      June 30,                    June 30,
                                                      --------                    --------
                                                   1999          1998         1999         1998
                                                   ----          ----         ----         ----
     Income before income tax expense              4,758          406        8,319        1,493

Income tax expense                                 2,528           51        3,811          526

Minority interest in subsidiary, net of tax          539          176        1,100          352
                                                 -------      -------      -------      -------

     Income before extraordinary loss and
      cumulative effect of accounting change       1,691          179        3,408          615

Extraordinary loss on early extinguishment
 of debt, net of tax                               1,987           --        1,987           --
                                                 -------      -------      -------      -------

     Income before cumulative effect of
      accounting change                             (296)         179        1,421          615

Cumulative effect of accounting change, net
 of tax                                               --           --          469           --
                                                 -------      -------      -------      -------

     Net (loss) income                              (296)         179          952          615

Preferred stock dividends                             --          162           --          324
                                                 -------      -------      -------      -------

     Net (loss) income available to common       $  (296)     $    17      $   952      $   291
      shareholders                                 =====           ==          ===          ===


Other comprehensive income, net of tax:
   Unrealized holding (loss) gain on
    securities arising during the period         $(8,071)     $  (644)     $(5,856)     $   170
   Less: reclassification adjustment for
    losses (gains) included in net income            237         (465)        (396)      (1,017)
                                                 -------      -------      -------      -------


     Other comprehensive income, net of tax       (7,834)      (1,109)      (6,252)        (847)
                                                 -------      -------      -------      -------

     Comprehensive income                        $(8,130)     $(1,092)     $(5,300)     $  (556)
                                                 =======      =======      =======      =======

Earnings per share:
   Basic:
     Income before extraordinary loss and
      cumulative effect of accounting change     $  0.04      $  0.00      $  0.11      $  0.03
     Extraordinary loss on early
      extinguishment of debt, net of tax           (0.06)          --        (0.07)          --
                                                 -------      -------      -------      -------
     Income before cumulative effect of
      accounting change                            (0.02)        0.00         0.04         0.03
     Cumulative effect of accounting
      change, net of tax                              --           --        (0.02)          --
                                                 -------      -------      -------      -------
     Net income                                  $ (0.02)     $  0.00      $  0.02      $  0.03
                                                 =======      =======      =======      =======

   Diluted:

     Income before extraordinary loss and
      cumulative effect of accounting change     $  0.04      $  0.00      $  0.09      $  0.03
     Extraordinary loss on early
      extinguishment of debt, net of tax           (0.06)          --        (0.06)          --
                                                 -------      -------      -------      -------
     Income before cumulative effect of
      accounting change                            (0.02)        0.00         0.03         0.03
     Cumulative effect of accounting
      change, net of tax                              --           --        (0.01)          --
                                                 -------      -------      -------      -------
     Net income                                  $ (0.02)     $  0.00      $  0.02      $  0.03
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



                                EPS CALCULATION

                                               Income             Shares      Per Share Amount
                                               ------             ------      ----------------

                                            --------------------------------------------------
                                                 For the Quarter Ended June 30, 1999
                                            --------------------------------------------------
Basic earnings per share
Income before extraordinary loss               $ 1,691,000
Premium on redemption of trust preferred
 securities (a)                                   (381,000)
                                                ----------
Adjusted income before extraordinary loss        1,310,000      32,031,870     $     0.04
Extraordinary loss on early extinguishment
 of debt, net of tax                            (1,987,000)                         (0.06)
                                                ----------                     ----------
Adjusted net income                            $  (677,000)                    $    (0.02)
                                                ==========                     ==========

Options issued to management                                     3,383,182
Warrants                                                         1,075,485
                                                                ----------

Diluted earnings per share
Income before extraordinary loss               $ 1,691,000
Premium on redemption of trust preferred
 securities (a)                                   (381,000)
                                                ----------
Adjusted income before extraordinary loss        1,310,000      36,490,537     $     0.04
                                                                ==========

Extraordinary loss on early extinguishment
 of debt, net of tax                            (1,987,000)                         (0.06)
                                                ----------                     ----------
Adjusted net income                            $  (677,000)                    $    (0.02)
                                                ==========                     ==========

                         TELEBANC FINANCIAL CORPORATION


                                               Income        Shares           Per Share Amount
                                               ------        ------           ----------------

                                            --------------------------------------------------
                                                 For the Quarter Ended June 30, 1998
                                            --------------------------------------------------
Basic earnings per share
Net income                                  $ 179,000
Less: preferred stock dividends              (162,000)
                                            ---------

Income available to common shareholders     $  17,000      8,983,602     $        0.00
                                                                         =============
Options issued to management                       --      1,290,484
Warrants                                           --      1,294,204
Convertible preferred stock                        --             --
                                            -------------------------
Diluted earnings per share                  $  17,000     11,568,290            $ 0.00(b)
                                            ==========================================


                                            -----------------------------------------------
                                            For the Six Months Ended June 30, 1999
                                            -----------------------------------------------
Basic earnings per share
Income before extraordinary loss and
 cumulative effect of accounting change         $ 3,408,000
Premium on redemption of trust preferred
 securities (a)                                    (381,000)
                                                -----------
Adjusted income before extraordinary loss
 and cumulative effect of accounting change     $ 3,027,000      28,361,324     $     0.11
Extraordinary loss on early extinguishment
 of debt, net of tax                             (1,987,000)                         (0.07)
                                                -----------                     ----------

Adjusted income before cumulative effect
 of accounting change                             1,040,000                           0.04
Cumulative effect of accounting change,
 net of tax                                        (469,000)                         (0.02)
                                                -----------                     ----------
Adjusted net income                             $   571,000                     $     0.02
                                                ===========                     ==========


Options issued to management                                      3,257,014
Warrants                                                          1,217,252
                                                                 ----------

Diluted earnings per share
Income before extraordinary loss and
 cumulative effect of accounting change         $ 3,408,000
Premium on redemption of trust preferred
 securities (a)                                    (381,000)
                                                -----------

Adjusted income before extraordinary loss
 and cumulative effect of accounting change     $ 3,027,000      32,835,590     $     0.09
                                                                 ==========

Extraordinary loss on early extinguishment
 of debt, net of tax                             (1,987,000)                         (0.06)
                                                -----------                     ----------

Adjusted income before cumulative effect
 of accounting change                             1,040,000                           0.03
Cumulative effect of accounting change,
 net of tax                                        (469,000)                         (0.01)
                                                -----------                     ----------
Adjusted net income                             $   571,000                     $     0.02
                                                ============                    ==========


                         TELEBANC FINANCIAL CORPORATION




                                               Income      Shares      Per Share Amount
                                               ------      ------      ----------------

                                            -------------------------------------------
                                               For the Six Months Ended June 30, 1998
                                            -------------------------------------------
Basic earnings per share
Net income                                  $  615,000
Less: preferred stock dividends               (324,000)
                                            ----------
Income available to common shareholders     $  291,000       8,960,032     $   0.03
                                                                           =============
Options issued to management                        --       1,261,984
Warrants                                            --       1,270,980
Convertible preferred stock                         --              --
                                            -----------------------------
Diluted earnings per share                  $  291,000      11,492,996     $   0.03(b)
                                            ===========================================

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

                         TELEBANC FINANCIAL CORPORATION

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

         In April 1999, TSC sold its equity investment in AGT PRA for a total of $9.3 million, which resulted in a $4.1 million gain. In anticipation of the Company's rapid growth, it made a 50% investment in AGT PRA, which was in a start-up phase, with the expectation that its two-thirds-owned subsidiary, PRA, would manage the Company's non-performing assets. Over time, however, PRA began to focus only on consumer credit. Therefore, the Company determined that its investment in AGT PRA would not be a part of its core business and, accordingly, sold its interest in the second quarter of 1999.

                         TELEBANC FINANCIAL CORPORATION

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


                                        Telebanc Financial Corporation
                                        ------------------------------
                                                 (Registrant)

Date:   August 30, 1999         By:  /s/ Mitchell H. Caplan
       ----------------------        --------------------------------------
                                     Mitchell H. Caplan
                                     President and Chief Executive Officer



Date:   August 30, 1999         By:  /s/ Aileen Lopez Pugh
       ----------------------        --------------------------------------
                                     Aileen Lopez Pugh
                                     Executive Vice President and Chief
                                     Financial Officer