Form 10-Q
period 1999-09-30
TELEBANC FINANCIAL CORP
filed 1999-10-22
CIK 920986

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                          Yes  X                 No
                              ---                   ---

Indicate the number of shares outstanding for the issuer's classes of common stock, as of October 21, 1999.

common stock, $0.01 par value                         33,641,074
-----------------------------                         ----------
           (class)                                   (outstanding)

                         TELEBANC FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

Part I - Financial Information                                                          Page
------------------------------                                                          ----
Item 1.

      Consolidated Statements of Financial Condition - September 30, 1999
       and December 31, 1998                                                              3

      Consolidated Statements of Operations and Comprehensive Income -
       Three and nine months ended September 30, 1999 and 1998                            4

      Consolidated Statements of Changes in Stockholders' Equity - Nine
       months ended September 30, 1999 and 1998                                           6

      Consolidated Statements of Cash Flows - Nine months ended
       September 30, 1999 and 1998                                                        7

      Notes to Consolidated Financial Statements                                          8

Item 2.

      Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                             13

Item 3.

      Quantitative and Qualitative Disclosures about Market Risk                         20

Part II -- Other Information
----------------------------

Item 6.

      Exhibits and Reports on Form 8-K
       (a) Exhibits                                                                      20
       (b) Reports on Form 8-K                                                           20

Signatures                                                                               21

                         TELEBANC FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In Thousands, Except Per Share Data)

                                                                                           September 30,       December 31,
                                                                                               1999               1998
                                                                                               -----              ----
                                                                                            (unaudited)
ASSETS:
Cash and cash equivalents                                                                   $    40,067        $    25,941
Trading securities                                                                               38,269             29,584
Investment securities available for sale                                                        178,622            220,699
Mortgage-backed securities available for sale                                                 1,426,053          1,012,163
Loans receivable held for sale                                                                   89,862            117,928
Loans receivable, net                                                                         2,064,647            786,926
Other assets                                                                                    143,724             90,100
                                                                                            -----------        -----------

                        Total assets                                                        $ 3,981,244        $ 2,283,341
                                                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Retail deposits                                                                             $ 2,095,584        $ 1,142,385
Brokered callable certificates of deposit                                                        67,098             67,085
Advances from the Federal Home Loan Bank of Atlanta                                             477,000            472,500
Securities sold under agreements to repurchase and other borrowings                             790,474            404,435
Subordinated debt, net                                                                               --             29,855
Other liabilities                                                                                14,870             18,261
                                                                                            -----------        -----------

                        Total liabilities                                                     3,445,026          2,134,521
                                                                                            -----------        -----------

Company-Obligated Mandatorily Redeemable Preferred Capital Securities
  of Subsidiary Trust Holding Soley Junior Subordinated Debentures of
  the Company                                                                                    30,584             35,385

Stockholders' equity:
Common stock, $0.01 par value, 135,000,000 shares authorized;
  33,641,074 and 24,384,154 issued and outstanding at September 30, 1999
  and December 31, 1998                                                                             339                246
Additional paid-in capital                                                                      505,223            103,071
Unearned ESOP shares                                                                            (2,122)            (2,578)
Retained earnings                                                                                12,510             10,819
Unrealized (loss) gain on available-for-sale securities, net of tax                            (10,316)              1,877
                                                                                            -----------        -----------

                        Total stockholders' equity                                              505,634            113,435
                                                                                            -----------        -----------

                        Total liabilities and stockholders' equity                          $ 3,981,244        $ 2,283,341
                                                                                            ===========        ===========


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (In Thousands, Except Per Share Data)

                                   (unaudited)

                                                                               Three Months Ended            Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                                 -------------                 -------------
                                                                              1999           1998           1999           1998
                                                                              ----           ----           ----           ----
Interest income:
     Loans                                                                  $  36,815      $  13,599      $  80,681      $  35,063
     Mortgage-backed securities                                                24,384          9,966         63,267         20,249
     Investment securities                                                      3,070          3,046          9,746          6,818
     Trading securities                                                           442            812          1,037          2,156
     Other                                                                      1,166            209          2,670            630
                                                                            ---------      ---------      ---------      ---------

         Total interest income                                                 65,877         27,632        157,401         64,916

Interest expense:
     Retail deposits                                                           26,504         12,285         63,571         29,097
     Brokered callable certificates of deposit                                  1,120          1,122          3,328          2,516
     Advances from the Federal Home Loan Bank of Atlanta                        9,266          3,044         21,362          8,575
     Repurchase agreements and other borrowings                                10,209          4,647         24,354          8,903
     Subordinated debt                                                             --            881          1,475          2,641
                                                                            ---------      ---------      ---------      ---------

         Total interest expense                                                47,099         21,979        114,090         51,732
                                                                            ---------      ---------      ---------      ---------

         Net interest income                                                   18,778          5,653         43,311         13,184

Provision for loan losses                                                       1,348            300          2,503            625
                                                                            ---------      ---------      ---------      ---------

         Net interest income after provision for loan losses                   17,430          5,353         40,808         12,559

Non-interest income:
     Gain on sale of available-for-sale securities                              2,206          1,424          2,844          3,064
     (Loss) gain on sale of loans                                               (454)            227          1,159            421
     Gain (loss) on trading securities                                            552          (106)            106           (50)
     (Loss) gain on equity investment                                              --           (35)          4,284            414
     Fees, service charges and other                                              404            322          1,565          1,034
                                                                            ---------      ---------      ---------      ---------

         Total non-interest income                                              2,708          1,832          9,958          4,883

Non-interest expenses:
     Selling, general and administrative expenses:
        Compensation and employee benefits                                      4,038          1,926         11,606          5,546
        Advertising and marketing                                               6,250          1,699         12,112          2,904
        Loan servicing                                                          1,778            462          4,068          1,094
        Other                                                                   5,129          1,579         10,559          4,084
                                                                            ---------      ---------      ---------      ---------

         Total selling, general and administrative expenses                    17,195          5,666         38,345         13,628

     Other non-interest expenses:
        Net operating costs of real estate acquired through foreclosure          (12)             43           (27)            226
        Amortization of goodwill and other intangibles                            445            543          1,619          1,162
                                                                            ---------      ---------      ---------      ---------

         Total other non-interest expenses                                        433            586          1,592          1,388
                                                                            ---------      ---------      ---------      ---------

         Total non-interest expenses                                           17,628          6,252         39,937         15,016
                                                                            ---------      ---------      ---------      ---------

                                   (continued)

                         TELEBANC FINANCIAL CORPORATION

                      (In Thousands, Except Per Share Data)

                                   (unaudited)

                                                                                    Three Months Ended          Nine Months Ended
                                                                                       September 30,              September 30,
                                                                                       -------------              -------------
                                                                                    1999          1998         1999           1998
                                                                                    ----          ----         ----           ----
         Income before income tax expense                                            2,510           933        10,829         2,426

Income tax expense                                                                   1,247           389         5,058           915

Minority interest in subsidiary, net of tax                                            526           439         1,626           791
                                                                                  --------      --------     ---------      --------

         Income before extraordinary loss and cumulative effect of accounting
          change                                                                       737           105         4,145           720

Extraordinary loss on early extinguishment of debt, net of tax                          --            --         1,985            --
                                                                                  --------      --------     ---------      --------

         Income before cumulative effect of accounting change                          737           105         2,160           720

Cumulative effect of accounting change, net of tax                                      --            --           469            --
                                                                                  --------      --------     ---------      --------

         Net income                                                                    737           105         1,691           720

Preferred stock dividends                                                               --         1,788            --         2,112
                                                                                  --------      --------     ---------      --------

         Net income (loss) available to common shareholders                       $    737      $(1,683)     $   1,691      $(1,392)
                                                                                  ========      ========     =========      ========

Other comprehensive income, net of tax:
     Unrealized holding (loss) gain on securities arising during the period       $(4,573)      $  9,462     $(10,430)      $  9,632
     Less: reclassification adjustment for gains included in net income            (1,368)         (883)       (1,763)       (1,900)
                                                                                  --------      --------     ---------      --------

         Other comprehensive income, net of tax                                    (5,941)         8,579      (12,193)         7,732
                                                                                  --------      --------     ---------      --------

         Comprehensive income                                                     $(5,204)      $  6,896     $(10,502)      $  6,340
                                                                                  ========      ========     =========      ========

Earnings per share:
     Basic:
         Income before extraordinary loss and cumulative effect of accounting
          change                                                                  $   0.02      $ (0.08)     $    0.12      $ (0.11)
         Extraordinary loss on early extinguishment of debt, net of tax                 --            --        (0.06)            --
                                                                                  --------      --------     ---------      --------
         Income before cumulative effect of accounting change                         0.02        (0.08)          0.06        (0.11)
         Cumulative effect of accounting change, net of tax                             --            --        (0.02)            --
                                                                                  --------      --------     ---------      --------
         Net income                                                               $   0.02      $ (0.08)     $    0.04      $ (0.11)
                                                                                  ========      ========     =========      ========

     Diluted:
         Income before extraordinary loss and cumulative effect of accounting
          change                                                                  $   0.02      $ (0.08)     $    0.11      $ (0.11)
         Extraordinary loss on early extinguishment of debt, net of tax                 --            --        (0.06)            --
                                                                                  --------      --------     ---------      --------
         Income before cumulative effect of accounting change                         0.02        (0.08)          0.05        (0.11)
         Cumulative effect of accounting change, net of tax                             --            --        (0.01)            --
                                                                                  --------      --------     ---------      --------
         Net income                                                               $   0.02      $ (0.08)     $    0.04      $ (0.11)
                                                                                  ========      ========     =========      ========


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY,

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                 (In Thousands)

                                   (unaudited)



                                                                                       Additional    Unearned
                                                              Preferred     Common      Paid-in       ESOP        Retained
                                                                Stock        Stock      Capital       Shares      Earnings
                                                                -----        -----      -------       ------      --------
Balances at December 31, 1997                                 $  15,281    $      88   $  16,161    $      --    $  11,556

Net income for the nine months ended September 30,
   1998                                                              --           --          --           --          720

Stock issued in equity offering                                      --          103      68,972           --           --

Exercise of warrants and stock options                               --            3         844           --           --

Dividends on 4% Cumulative Preferred Stock                           --            2       1,737           --      (2,112)

Conversion of 4% Cumulative Preferred Stock to
   common stock                                                (15,281)           48      15,233           --           --

Loan to Employee Stock Ownership Plan                                --           --          --      (2,638)           --

Unrealized loss on available-for-sale securities,
   net of tax effect                                                 --           --          --           --           --
                                                              ---------    ---------   ---------    ---------    ---------

Balances at September 30, 1998                                $      --    $     244   $ 102,947    $ (2,638)    $  10,164
                                                              =========    =========   =========    =========    =========


Balances at December 31, 1998                                 $      --    $     246   $ 103,071    $ (2,578)    $  10,819

Net income for the nine months ended September 30,
   1999                                                              --           --          --           --        1,691

Stock issued in equity offering                                      --           79     395,776           --           --

Exercise of warrants and stock options, including
   related tax benefit                                               --           14       4,400           --           --

Buy-back of trust preferred securities                               --           --       (410)           --           --

Release of unearned Employee Stock Ownership
   Plan shares                                                       --           --       2,386          456           --


Unrealized loss on available-for-sale securities,
   net of tax effect                                                 --           --          --           --           --
                                                              ---------    ---------   ---------    ---------    ---------

Balances at September 30, 1999                                $      --    $     339   $ 505,223    $ (2,122)    $  12,510
                                                              =========    =========   =========    =========    =========

                                                              Unrealized
                                                               Loss on
                                                              Available-
                                                               for-Sale
                                                              Securities     Total
                                                              ----------     -----
Balances at December 31, 1997                                 $   2,738    $  45,824

Net income for the nine months ended September 30,
   1998                                                              --          720

Stock issued in equity offering                                      --       69,075

Exercise of warrants and stock options                               --          847

Dividends on 4% Cumulative Preferred Stock                           --        (373)

Conversion of 4% Cumulative Preferred Stock to
   common stock                                                      --           --

Loan to Employee Stock Ownership Plan                                --      (2,638)

Unrealized loss on available-for-sale securities,
   net of tax effect                                              7,732        7,732
                                                              ---------    ---------

Balances at September 30, 1998                                $  10,470    $ 121,187
                                                              =========    =========


Balances at December 31, 1998                                 $   1,877    $ 113,435

Net income for the nine months ended September 30,
   1999                                                              --        1,691

Stock issued in equity offering                                      --      395,855

Exercise of warrants and stock options, including
   related tax benefit                                               --        4,414

Buy-back of trust preferred securities                               --        (410)

Release of unearned Employee Stock Ownership
   Plan shares                                                       --        2,842


Unrealized loss on available-for-sale securities,
   net of tax effect                                           (12,193)     (12,193)
                                                              ---------    ---------

Balances at September 30, 1999                                $(10,316)    $ 505,634
                                                              =========    =========


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)

                                                                                                          Nine Months Ended
                                                                                                          -----------------
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                       1999               1998
                                                                                                       ----               ----
Net cash provided by (used in) operating activities                                                 $     6,899        $   (2,215)

Cash flows from investing activities:
      Net cash received from business acquisition                                                            --              7,722
      Net increase in loans held to maturity, net of loans received in business acquisition         (1,279,333)          (139,145)
      Loans extended to Employee Stock Ownership Plan                                                        --            (2,638)
      Release of unearned shares held by Employee Stock Ownership Plan                                      456                 --
      Equity investment in subsidiary                                                                     8,472            (1,392)
      Purchases of available-for-sale securities, net of securities received in business
          acquisition                                                                                 (934,928)          (939,077)
      Proceeds from sales of available-for-sale securities                                              275,267            326,424
      Proceeds from maturities of and principal payments on available-for-sale securities               245,751            137,770
      Net purchases of premises and equipment, net of premises and equipment received in
          business acquisition                                                                         (19,711)            (1,010)
      Proceeds from sale of foreclosed real estate                                                        1,538                713
                                                                                                    -----------        -----------

                   Net cash used in investing activities                                            (1,702,488)          (610,633)

Cash flows from financing activities:
      Net increase in deposits, net of deposits received in business acquisition                        953,212            244,949
      Advances from the Federal Home Loan Bank of Atlanta                                             2,177,010            672,077
      Payments on advances from the Federal Home Loan Bank of Atlanta                               (2,172,510)          (664,077)
      Net increase in securities sold under agreements to repurchase                                    386,039            199,833
      Net increase in other borrowed funds, net of borrowings received in business
          acquisition                                                                                        --                178
      Net decrease in subordinated debt                                                                (29,855)                 --
      Proceeds from the issuance of common stock                                                        402,246             71,661
      Proceeds from issuance of trust preferred securities                                                   --             25,708
      Repurchase of trust preferred securities                                                          (4,801)                 --
      Dividends paid on trust preferred securities                                                      (1,626)              (791)
      Dividends paid on common and preferred stock                                                           --            (2,112)
                                                                                                    -----------        -----------

                  Net cash provided by financing activities                                           1,709,715            547,426
                                                                                                    -----------        -----------

Net increase (decrease) in cash and cash equivalents                                                     14,126           (65,422)

Cash and cash equivalents at beginning of period                                                         25,941             92,156
                                                                                                    -----------        -----------
Cash and cash equivalents at end of period                                                          $    40,067        $    26,734
                                                                                                    ===========        ===========

Supplemental information:

Interest paid on deposits and borrowed funds                                                        $   110,772        $    46,246
Income taxes paid                                                                                           285                999
Gross unrealized (loss) gain on available-for-sale securities                                          (20,794)             12,414
Tax effect of loss (gain) on available-for-sale securities                                          $     8,601        $   (4,682)


          See accompanying notes to consolidated financial statements.

                         TELEBANC FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

            The financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 1999 and the results of consolidated operations for the three and nine months ended September 30, 1999 and 1998. The results of consolidated operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. The Notes to Consolidated Financial Statements for the year ended December 31, 1998, included in the Company's Annual Report to Stockholders for 1998, should be read in conjunction with these statements.

            Effective June 8, 1999, the Board of Directors of the Company approved the distribution of a two-for-one stock split of its outstanding common stock, par value $0.01 (the "Common Stock"). Effective June 22, 1998, the Board of Directors of the Company approved the distribution of a 100% stock dividend on its outstanding Common Stock. The effects of the stock split and the stock dividend have been retroactively applied in the consolidated financial statements for all periods presented.

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

            In February 1997, the Company issued 29,900 shares of 4% Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01, which was convertible to 4,798,958 shares of the Company's Common Stock. For purposes of the diluted earnings per share calculation, the Company assumed that all outstanding shares of Preferred Stock had converted to Common Stock as of the beginning of the respective periods. In July 1998, the Preferred Stock converted to Common Stock and, therefore, was no longer outstanding as of September 30, 1998 or 1999.

            The Company's year-to-date weighted average number of common shares outstanding was 30,134,439 at September 30, 1999 and 12,627,500 at September 30, 1998. For the diluted earnings per share computation, weighted average shares outstanding also includes potentially dilutive securities.

                                 EPS CALCULATION

                                                                         Income                  Shares            Per Share Amount
                                                                         ------                  ------            ----------------

                                                                -------------------------------------------------------------------
                                                                                For the Quarter Ended September 30, 1999
                                                                -------------------------------------------------------------------
Basic earnings per share
Net income                                                       $       737,000
Premium on redemption of trust preferred securities (a)                  (29,000)
                                                                ------------------------
Adjusted net income                                              $       708,000                33,622,955            $   0.02
                                                                ========================                         ==================

Options issued to management                                                                     3,007,386
Warrants                                                                                           865,098
                                                                                           -------------------

Diluted earnings per share
Net income                                                       $       737,000
Premium on redemption of trust preferred securities (a)                  (29,000)
                                                                ------------------------
Adjusted net income                                              $       708,000                37,495,439            $   0.02
                                                                ===================================================================

                                                                         Income                 Shares             Per Share Amount
                                                                         ------                 ------             ----------------

                                                                 ------------------------------------------------------------------
                                                                                For the Quarter Ended September 30, 1998
                                                                 ------------------------------------------------------------------
Basic earnings per share
Net income                                                        $      105,000
Less: Preferred Stock dividends                                       (1,788,000)
                                                                 -----------------------
Income available to common shareholders                           $   (1,683,000)               19,843,426          $    (0.08)
                                                                                                                 ==================
Options issued to management                                                --                        --
Warrants                                                                    --                        --
Convertible Preferred Stock                                                 --                        --
Diluted earnings per share                                        $   (1,683,000)               19,843,426          $    (0.08)(b)
                                                                 ==================================================================

                         TELEBANC FINANCIAL CORPORATION

                                                                         Income                  Shares            Per Share Amount
                                                                         ------                  ------            ----------------

                                                                 ------------------------------------------------------------------
                                                                                For the Nine Months Ended September 30, 1999
                                                                 ------------------------------------------------------------------

Basic earnings per share

Income before extraordinary loss and cumulative effect of
  accounting change                                               $    4,145,000
Premium on redemption of trust preferred securities (a)                 (410,000)
                                                                 -----------------------

Adjusted income before extraordinary loss and cumulative
  effect of accounting change                                          3,735,000                30,134,439          $     0.12
Extraordinary loss on early extinguishment of debt, net of tax        (1,985,000)                                        (0.06)
                                                                 -----------------------                         ------------------

Adjusted income before cumulative effect of accounting change          1,750,000                                          0.06
Cumulative effect of accounting change, net of tax                      (469,000)                                        (0.02)
                                                                 -----------------------                         ------------------
Adjusted net income                                               $    1,281,000                                    $     0.04
                                                                 =======================                         ==================

Options issued to management                                                                     3,175,682
Warrants                                                                                         1,141,233
                                                                                           -------------------

Diluted earnings per share

Income before extraordinary loss and cumulative effect of
  accounting change                                               $    4,145,000
Premium on redemption of trust preferred securities (a)                 (410,000)
                                                                 -----------------------

Adjusted income before extraordinary loss and cumulative
  effect of accounting change                                          3,735,000                34,451,354          $     0.11
                                                                                           ===================
Extraordinary loss on early extinguishment of debt, net of tax        (1,985,000)                                        (0.06)
                                                                 -----------------------                         ------------------

Adjusted income before cumulative effect of accounting change          1,750,000                                          0.05
Cumulative effect of accounting change, net of tax                      (469,000)                                        (0.01)
                                                                 -----------------------
                                                                                                                 ------------------
Adjusted net income                                               $    1,281,000                                    $     0.04
                                                                 =======================                         ==================

                                                                         Income                  Shares            Per Share Amount
                                                                         ------                  ------            ----------------

                                                                -------------------------------------------------------------------
                                                                                For the Nine Months Ended September 30, 1998
                                                                -------------------------------------------------------------------
Basic earnings per share
Net income                                                        $      720,000
Less: Preferred Stock dividends                                       (2,112,000)
                                                                ------------------------
Income available to common shareholders                           $   (1,392,000)               12,627,500          $    (0.11)
                                                                                                                 ==================
Options issued to management                                                --                        --
Warrants                                                                    --                        --
Convertible Preferred Stock                                                 --                        --
                                                                ------------------------   -------------------
Diluted earnings per share                                        $   (1,392,000)               12,627,500          $    (0.11)(b)
                                                                ===================================================================

(a) This charge represents costs incurred to purchase certain of the Company's trust preferred securities on the open market. The costs were charged against additional paid-in capital but are a deduction for earnings per share purposes. Refer to Note 3 for further discussion.

(b) The impact of the Company's outstanding options, warrants and Preferred Stock is antidilutive for the three and nine months ended September 30, 1998.

                         TELEBANC FINANCIAL CORPORATION

NOTE 3.           TRUST PREFERRED SECURITIES

                  In June 1997, the Company formed TCT I, which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10.0 million. TCT I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by the Company. These junior subordinated debentures, which are the sole assets of TCT I, have a principal amount of $10.0 million and bear interest at an annual rate of 11.0%. The junior subordinated debentures mature in 2027.

                  In May 1999, the Company purchased $1.0 million face amount of TCT I trust preferred securities on the open market at a price of 112.5%. The Company deemed these repurchased securities to be retired and, therefore, wrote off the resulting premium and a proportionate share of the discount on TCT I securities against additional paid-in capital. For the nine-month period ended September 30, 1999, the Company has assumed that this amount, which totals $174,000, decreases net income for earnings per share purposes.

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

                  In June 1999, the Company purchased $3.6 million face amount of TCT II trust preferred securities on the open market at par. The Company deemed these repurchased securities to be retired and, therefore, wrote off $207,000 of the discount on TCT II securities against additional paid-in capital. For the nine-month period ended September 30, 1999, the Company has assumed that this amount decreases net income for earnings per share purposes.

                  In July 1999, the Company purchased $500,000 face amount of TCT II trust preferred securities on the open market at par. The Company deemed these repurchased securities to be retired and, therefore, wrote off $29,000 of the discount of TCT II securities against additional paid-in capital. For the three- and nine-month periods ended September 30, 1999, the Company has assumed that this amount decreases net income for earnings per share purposes.

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

                         TELEBANC FINANCIAL CORPORATION

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


NOTE 5.           RECENT EVENTS

                  In April 1999, the Company sold 7,940,000 shares of its Common Stock to the public on a post-split basis, raising aggregate net proceeds of $395.9 million. The Company is using the majority of the proceeds to invest as additional capital of Telebank and for general corporate purposes, which include funding the Company's continued growth and augmenting working capital.


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

                  In June 1999, the Company used $18.3 million of proceeds from the equity offering to redeem $17.3 million face amount of subordinated debt, including a 5.75% premium. This debt had an interest rate of 11.5% and had an original maturity date of May 1, 2004. Additionally, the Company used $13.7 million of proceeds to redeem $13.7 million face amount of subordinated debt, which bore interest at 9.5% and had an original maturity date of March 31, 2004. The Company recorded an extraordinary loss of approximately $2.0 million, net of tax, on the early extinguishment of debt.

                  In June 1999, the Company announced an agreement to be acquired by E*TRADE Group, Inc. ("E*TRADE"), in a stock-for-stock merger. The acquisition is subject to approval by Telebanc's stockholders as well as required regulatory approvals. In connection with the agreement, Telebanc and E*TRADE entered into a Stock Option Agreement pursuant to which Telebanc granted E*TRADE an option, exercisable under certain conditions, to purchase a certain number of newly issued shares of Telebanc's Common Stock. Such option will expire upon consummation of the merger.


NOTE 6.           COMMITMENTS AND CONTINGENT LIABILITIES

            As of September 30, 1999, the Company had commitments to purchase $291.0 million in loans. Also, certificates of deposit that are scheduled to mature in less than one year as of September 30, 1999 totaled $1.1 billion. In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the balance sheets.

                         TELEBANC FINANCIAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS OF AND FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

FINANCIAL CONDITION (SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998)

            During the first nine months of 1999, total assets grew $1.7 billion, or 73.9%, to $4.0 billion at September 30, 1999 from $2.3 billion at December 31, 1998. We achieved the majority of this growth by increasing our loan portfolio, which grew $1.3 billion, or 143.1%, from $904.9 million at December 31, 1998 to $2.2 billion at September 30, 1999, as we invested funds received through retail deposits and other borrowings, as well as the proceeds from our April 1999 equity offering, to build our core assets. Available-for-sale mortgage-backed securities also increased, rising $400.0 million, or 40.0%, from $1.0 billion at December 31, 1998 to $1.4 billion at September 30, 1999. At the same time, our portfolio of trading mortgage-backed and investment securities increased $8.7 million, or 29.4%, to $38.3 million at September 30, 1999 from $29.6 million at December 31, 1998.

            We funded asset growth through additional retail deposits and other borrowings, as well as $395.9 million of net proceeds from our April 1999 equity offering. Retail deposits grew more quickly than anticipated, rising $1.0 billion, or 90.9%, to $2.1 billion at September 30, 1999 from $1.1 billion at December 31, 1998. This rise corresponds to net retail customer account growth of 46,567, representing a 91.6% increase from 50,835 retail deposit accounts at the end of 1998 to 97,402 at September 30, 1999. Federal Home Loan Bank advances and other borrowings increased $423.1 million, or 48.3%, from $876.9 million at December 31, 1998 to $1.3 billion at September 30, 1999.


            Stockholders' equity increased $392.2 million from $113.4 million at December 31, 1998 to $505.6 million at September 30, 1999. This increase reflects net income of $1.7 million, net proceeds of $395.9 million from our recent equity offering, proceeds of $4.4 million from the exercise of options and warrants, and $2.8 million of non-cash compensation expense related to the release of unearned shares belonging to the Employee Stock Ownership Plan, offset by a decrease of $410,000 related to the buy-back of trust preferred securities and unrealized losses on available-for-sale securities of $12.2 million.

                         TELEBANC FINANCIAL CORPORATION

            The following table presents consolidated average balance sheet data, income and expense and related interest yields and rates for the quarters ended September 30, 1999 and 1998. The table also presents information for the periods indicated with respect to net interest margin, an indicator of an institution's profitability. Net interest margin is annualized net interest income as a percentage of average interest-earning assets. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Average annualized yield includes the incremental tax benefit of tax exempt income.


                                                         Quarter Ended September 30, 1999
                                              --------------------------------------------------------
                                                                     Interest             Average
               (In thousands)                    Average              Income/           Annualized
                (unaudited)                      Balance              Expense           Yield/Cost
                                                 -------              -------           ----------
Interest-earning assets:

Loans receivable, net                           $ 1,983,946           $   36,815             7.42%
Interest-bearing deposits                            44,234                  520             4.66
Mortgage-backed securities available for
   sale                                           1,480,722               24,384             6.59

Investment securities available for sale            188,710                3,070             6.74
Investment in FHLB stock                             34,186                  646             7.50
Trading securities                                   24,270                  442             7.28
                                              ---------------      --------------
  Total interest-earning assets                   3,756,068               65,877             7.03%

Non-interest-earning assets                         139,349
                                              ---------------

  Total assets                                  $ 3,895,417
                                              ===============

Interest-bearing liabilities:
Retail deposits                                 $ 1,857,109           $   26,504             5.66%

Brokered callable certificates of deposit            67,076                1,120             6.62
FHLB advances                                       672,804                9,266             5.39
Other borrowings                                    730,772               10,209             5.47
Subordinated debt, net                                 --                   --                --
                                              ---------------      --------------
  Total interest-bearing liabilities              3,327,761               47,099             5.62%

Non-interest-bearing liabilities                     57,757
                                              ---------------

Total liabilities                                 3,385,518

Stockholders' equity                                509,899
                                              ---------------


Total liabilities and stockholders' equity      $ 3,895,417
                                              ===============


Excess of interest-earning assets over
   interest-bearing liabilities/net
   interest income                              $   428,307           $   18,778
                                              ===============      ==============
Net interest spread                                                                            1.41%
                                                                                      ================
Net interest margin (net yield on
   interest-earning assets)                                                                    2.00%
                                                                                      ================

Ratio of interest-earning assets to
   interest-bearing liabilities                                                              112.87%
                                                                                      ================

                                                         Quarter Ended September 30, 1998
                                              ------------------------------------------------------
                                                                    Interest             Average
               (In thousands)                     Average             Income/            Annualized
                (unaudited)                       Balance             Expense            Yield/Cost
                                                  -------             -------            ----------
Interest-earning assets:

Loans receivable, net                           $    694,955          $   13,590              7.82%
Interest-bearing deposits                              6,928                 106              6.07
Mortgage-backed securities available for
   sale                                              560,301               9,966              7.11

Investment securities available for sale             179,218               2,902              6.48
Investment in FHLB stock                              10,714                 202              7.50
Trading securities                                    14,297                 271              7.59
                                              ----------------     --------------
  Total interest-earning assets                    1,466,413              27,037              7.38%

Non-interest-earning assets                           63,326
                                              ----------------

  Total assets                                   $ 1,529,739
                                              ================

Interest-bearing liabilities:
Retail deposits                                  $   819,548          $   12,366              5.99%

Brokered callable certificates of deposit             66,969               1,122              6.65
FHLB advances                                        199,411               3,044              5.97
Other borrowings                                     286,336               4,228              5.78
Subordinated debt, net                                29,753                 881             11.85
                                              ----------------     --------------
  Total interest-bearing liabilities               1,402,017              21,641              6.10%

Non-interest-bearing liabilities                      50,275
                                              ----------------

Total liabilities                                  1,452,292

Stockholders' equity                                  77,447
                                              ----------------


Total liabilities and stockholders' equity       $ 1,529,739
                                              ================


Excess of interest-earning assets over
   interest-bearing liabilities/net
   interest income                               $    64,396          $    5,396
                                              ================     ==============
Net interest spread                                                                           1.28%
                                                                                       ===============
Net interest margin (net yield on
   interest-earning assets)                                                                   1.47%

                                                                                       ===============
Ratio of interest-earning assets to
   interest-bearing liabilities                                                             104.59%
                                                                                       ===============

                         TELEBANC FINANCIAL CORPORATION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


            Net Income. Net income for the three and nine months ended September 30, 1999 totaled $737,000 and $1.7 million, increasing $2.4 million from $(1.7) million for the three months ended September 30, 1998, and $3.1 million from $(1.4) million for the nine months ended September 30, 1998. Net income for the three months ended September 30, 1999, which is net of an $844,000 non-cash charge incurred upon the release of unearned shares held by the Employee Stock Ownership Plan, or ESOP, consisted primarily of $18.8 million of net interest income and $2.7 million of non-interest income. This income was reduced by $1.3 million in provision for loan losses, $17.6 million in non-interest expenses, including $539,000 related to the pending merger with E*TRADE, $1.2 million of income tax expense and $526,000 of interest on trust preferred securities. Net income for the three months ended September 30, 1998 consisted primarily of $6.1 million of net interest income and $1.8 million of non-interest income, offset by a $300,000 loan loss provision, $6.7 million of non-interest expenses, income tax expense of $389,000, interest on trust preferred securities of $439,000 and $1.8 million of preferred stock dividends paid upon conversion of preferred shares to common shares. Net income for the nine months ended September 30, 1999, which is net of a $2.0 million extraordinary loss and a $469,000 cumulative effect of accounting change, consisted primarily of $43.3 million of net interest income and $10.0 million of non-interest income reduced by $2.5 million in provision for loan losses, $39.9 million in non-interest expenses, $5.1 million in income tax expense and $1.6 million of interest on trust preferred securities. Net income for the nine months ended September 30, 1998 consisted primarily of $13.6 million of net interest income and $4.9 million of non-interest income, offset by $625,000 of provision for loan losses, as well as $15.5 million of non-interest expenses, $915,000 of income tax expense, $791,000 of interest on trust preferred securities and $2.1 million of preferred stock dividends. Our return on average assets and return on average equity for the quarter ended September 30, 1999 were 0.08% and 0.58%.



            Net Interest Income. Net interest income for the three-month periods ended September 30, 1999 and 1998 totaled $18.8 million and $6.1 million, reflecting an annualized net interest margin of 2.00% and 1.47%. These increases in net interest income and margin are related to an increase in net interest spread, coupled with an increase in net interest-earning assets during 1999. During the third quarter of 1999, average interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed securities, were $3.8 billion, with an average yield of 7.03%. In contrast, average interest-earning assets during the same quarter in 1998 totaled $1.5 billion and reflected an average yield of 7.38%. Average interest-bearing liabilities for the quarters ended September 30, 1999 and 1998 were $3.3 billion and $1.4 billion, with an average cost of 5.62% in the third quarter of 1999 as compared to 6.10% during the same period in 1998. The decline in the yield on interest-earning assets and the decline in the cost of interest-bearing liabilities resulted from changes in overall market conditions during the latter part of 1998 and the first nine months of 1999.



            During the nine months ended September 30, 1999 and 1998, we earned net interest income of $43.3 million and $13.6 million. Average interest-earning assets, consisting primarily of loans receivable, net, and mortgage-backed securities, were $3.0 billion and $1.1 billion for the nine months ended September 30, 1999 and 1998, with average yields of 6.97% and 7.37%. Average interest-bearing liabilities totaled $2.7 billion and $1.1 billion for the nine months ended September 30, 1999 and 1998, with an average cost of 5.64% in the first nine months of 1999, as compared to 6.18% in the same period in 1998.

                         TELEBANC FINANCIAL CORPORATION

            Provision for Loan Losses. The provision for loan losses reflects management's intent to provide prudent reserves for potential losses on loans acquired during the quarter. We recorded a loan loss provision of $1.3 million for the third quarter of 1999, in accordance with our policy of providing adequate reserves for losses in the portfolio. Net charge-offs during the quarter totaled $34,000, which represents an annualized level of 1 basis point of average loan balances for the quarter. As of September 30, 1999, our total loan loss allowance was $7.1 million, or 0.33% of total loans outstanding. The total loan loss allowance at September 30, 1998 was $4.7 million, which was 0.6% of total loans outstanding. The general loan loss allowance of $6.7 million totaled 78.8% of total non-performing assets of $8.5 million as of September 30, 1999. As of September 30, 1998, the general loan loss allowance of $4.2 million totaled 34.4% of total non-performing assets of $12.2 million.

                  Non-interest Income. Non-interest income totaled $2.7 million during the third quarter of 1999, increasing $900,000 or 50.0%, from $1.8 million for the same period in 1998, primarily as a result of increased income from the sale of mortgage-backed and investment securities. For the three months ended September 30, 1999, we reported gains of $2.2 million from the sale of available-for-sale mortgage-backed and investment securities, net realized and unrealized gains of $552,000 on trading securities and $404,000 of income from fees, service charges and other sources. This income was offset by losses of $454,000 on sales and prepayments of held-for-sale loans during the quarter. Non-interest income for the third quarter of 1998 consisted of gains of $1.4 million from the sale of mortgage-backed and investment securities, gains of $227,000 on sales and prepayments of loans held for sale and $322,000 in loan servicing charges and other fees, offset by losses of $106,000 from trading activity and $35,000 on equity investment.


                  Similarly, non-interest income for the first nine months of 1999 increased $5.1 million, or 104.1%, over the same period in 1998. This increase is largely due to a $4.1 million gain on equity investment that was generated by the sale of our investment in AGT PRA. In anticipation of growth in our primary asset class, one- to four-family mortgages, we made a 50% investment in AGT PRA, which was in a start-up phase, with the expectation that its two-thirds-owned subsidiary, PRA, would resolve our delinquent mortgage loans. Over time, however, PRA began to focus only on consumer credit, and we determined that our investment in AGT PRA would not be a part of our core business. Accordingly, we sold our interest in the second quarter of 1999.


            Non-interest Expenses. We increased our non-interest expenses substantially during 1999, recording $17.6 million for the three months ended September 30, 1999, or an increase of 162.7% from $6.7 million for the same period in 1998. A substantial portion of this increase resulted from higher marketing costs, as we continued our strategy of increasing marketing expenses to grow our deposit base and expand the reach of our high-value banking products. Specifically, advertising and marketing costs rose $4.6 million, or 270.6%, from $1.7 million for the quarter ended September 30, 1998 to $6.3 million for the third quarter of 1999. Additionally, compensation costs increased $2.1 million, or 110.5%, from $1.9 million for the third quarter of 1998 to $4.0 million for the same quarter in 1999 due to additional personnel as well as an $844,000 non-cash charge incurred upon the release of unearned shares held by the ESOP. Loan servicing expense totaled $1.8 million in the third quarter of 1999, increasing $1.3 million, or 289.6%, from $462,000 for the same quarter in 1998, due to the significant increase in the size of our loan portfolio as well as our decision to outsource our loan servicing function in August 1998. Other selling, general and administrative expenses increased $3.1 million, or 155.0%, from $2.0 million for the quarter ended September 30, 1998 to $5.1 million for the same quarter in 1999. This increase is due in part to approximately $870,000 of costs related to the pending merger with

                         TELEBANC FINANCIAL CORPORATION

E*TRADE. Additionally, we incurred higher consulting and temporary service costs due to our increased growth over the past year.



            Non-interest expenses for the nine months ended September 30, 1999 totaled $39.9 million, increasing $24.4 million, or 157.4%, from $15.5 million for the same period in 1998. This rise was driven by substantial increases in compensation costs and marketing expenses. Annualized general and administrative expenses, excluding marketing costs, for the three and nine months ended September 30, 1999 totaled 1.10% and 0.88% of total ending assets. Excluding the effect of the non-cash compensation charge incurred upon the release of unearned shares held by the ESOP, these ratios, excluding marketing costs, totaled 1.02% and 0.78% for the three and nine months ended September 30, 1999.



            Income Tax Expense. Income tax expense for the quarter ended September 30, 1999 totaled $1.2 million, yielding an effective tax rate of 49.7%, compared to $389,000 and an effective tax rate of 41.7% for the three months ended September 30, 1998. This increase in the effective tax rate is due primarily to the non-deductibility of the $844,000 non-cash compensation charge incurred upon the release of unearned shares held by the ESOP. The effective tax rate for the nine months ended September 30, 1999 was 46.7%, as compared to 37.7% for the nine months ended September 30, 1998.



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


            Telebank is required to maintain minimum levels of liquid assets as defined by the regulations of the Office of Thrift Supervision, or OTS. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required ratio is 4.0%. At September 30, 1999, the Bank's liquidity ratio was 6.09%.


            In April 1999, we raised capital through an equity offering, in which we sold 7,940,000 post-split shares of common stock to the public, raising aggregate net proceeds of $395.9 million. We used a portion of the net proceeds of this offering to redeem $31.0 million face amount of subordinated debt in June 1999.

                         TELEBANC FINANCIAL CORPORATION

CAPITAL RESOURCES


            At September 30, 1999, Telebank was in compliance with all of its regulatory capital requirements, and its capital ratios exceeded the ratios for "well-capitalized" institutions under OTS regulations.


            The following table sets forth Telebank's regulatory capital levels at September 30, 1999 in relation to the regulatory requirements in effect at that date. The information below is based upon our understanding of the regulations and interpretations currently in effect and may be subject to change.


                                                                                     Required for Capital
                                                                                           Adequacy
                                                  Actual                                   Purposes
                                         Amount            Ratio            Amount                      Ratio
                                                                        (In Thousands)
Core Capital (to adjusted
   tangible assets)                    $  440,469          11.20%           $  157,320             greater than 4.0%
Tangible Capital (to adjusted
   tangible assets)                    $  440,469          11.20%           $   58,995             greater than 1.5%
Tier I Capital (to
   risk-weighted assets)               $  440,469          25.97%                  N/A                           N/A
Total Capital (to
   risk-weighted assets)               $  447,170          26.36%           $  135,691             greater than 8.0%

                                           Required to be Well-Capitalized under
                                           Prompt Corrective Action Provisions
                                              Amount                 Ratio
Core Capital (to adjusted
   tangible assets)                         $  196,651          greater than 5.0%
Tangible Capital (to adjusted
   tangible assets)                                N/A                        N/A
Tier I Capital (to
   risk-weighted assets)                    $  101,768          greater than 6.0%
Total Capital (to
   risk-weighted assets)                    $  169,614         greater than 10.0%

YEAR 2000 ISSUES


            In 1997, we began year 2000 planning, following the five steps recommended by the Federal Financial Institutions Examination Council. We have completed phases focused on awareness and assessment and continue to update the results of these phases for new information received. Currently, the renovation phase, which consists of implementing changes and monitoring vendor renovation, and the validation phase, which consists of testing renovated systems, are underway. We are monitoring vendors for software updates and final compliance certification statements and have received certifications from all of our vendors. Some vendors, however, have continued to update their products to correct year 2000 issues even after certifying that they are year 2000 compliant, indicating that these certifications may not be final. As a result, following the receipt of the final certification statements relating to those systems identified as mission critical in the assessment phase, we internally validate such certifications through testing. To date, we have identified no significant year 2000 issues through our testing of mission critical systems. Our mission critical systems include the deposit processing system, general ledger system and internet banking applications. As of September 30, 1999, we are substantially complete with all five phases of our year 2000 plan for mission critical systems, including awareness, assessment, renovation, validation and implementation. During the remainder of the year, we will focus on testing and validating our plans to maintain business continuity in the event of an unexpected failure. Additionally, as of September 30, 1999, we are 80% complete with testing of non-mission critical systems. We anticipate completing this testing during the fourth quarter of 1999.

                         TELEBANC FINANCIAL CORPORATION


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


            Few upgrades have been accelerated due to the year 2000 issue. To date, we have spent approximately $25,000 on upgrades related to our year 2000 remediation efforts. Additionally, in the second and third quarters we spent approximately $25,000 to engage an outside consulting firm to provide an additional hardware test environment to aid us in the testing of mission critical systems. As of September 30, 1999, this process is complete. We anticipate spending an additional $50,000 on compliance efforts before the year 2000.


            The majority of our loans are serviced by large servicers that use widely used loan servicing systems and are fully expected to be year 2000 compliant. We continue to monitor the servicers' year 2000 plans and testing. However, approximately 5% of our loans are serviced by smaller loan servicers whose systems may not be year 2000 compliant. If these systems were to fail, principal and interest payments on the loans serviced by these servicers could be delayed, and we would lose interest income that we would normally earn on these funds. We have developed a contingency plan to address this loan servicing issue specifically. Under the contingency plan, we notified these servicers that if we did not receive confirmation of compliance by March 31, 1999, we would begin transferring servicing of these loans to servicers who are known to be year 2000 compliant. As of October 21, 1999, all of these servicers appear to be year 2000 compliant, and we do not currently believe that any servicing transfers need to be made.


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

                         TELEBANC FINANCIAL CORPORATION

MARKET RISK


            We manage interest rate risk through the use of financial derivatives such as interest rate cap, swap and floor agreements. We use these instruments to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. We have experienced no material changes in market risk during the first nine months of 1999.




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

                                                                             Telebanc Financial Corporation
                                                                             ------------------------------
                                                                                      (Registrant)
Date:     October 22, 1999                                  By:    /s/ Mitchell H. Caplan
       ------------------------------------------------          ---------------------------------------------------------
                                                                 Mitchell H. Caplan
                                                                 President and Chief Executive Officer


Date:     October 22, 1999                                  By:    /s/ Aileen Lopez Pugh
       ------------------------------------------------          ---------------------------------------------------------
                                                                 Aileen Lopez Pugh
                                                                 Executive Vice President and Chief Financial Officer